Form 10-Q
period 1995-03-31
KINGFISHER BANCORP INC
filed 1995-05-09
CIK 771859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1995  Commission File Number 2-98651

                            Kingfisher Bancorp, Inc.
             (Exact name of registrant as specified in its Charter)


               OKLAHOMA                                       73-1247579
- ----------------------------------------------------    ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

          P.O. Box 419
          124 South Main Street
          Kingfisher, Oklahoma                                     73750
- ----------------------------------------------------    ----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code           (405) 375-3121
                                                        ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes      X           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                              Outstanding at March 31, 1995

    Common Stock, $1 par value                              67,118
  -----------------------------                  -----------------------------

                    KINGFISHER BANCORP, INC. AND SUBSIDIARY

                                     INDEX

                                                                        Page No.
                                                                        --------
Part I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

           Consolidated Balance Sheets - March 31, 1995
           and December 31, 1994                                             3

           Consolidated Statements of Income -
           Three Months Ended March 31, 1995 and 1994                        4

           Consolidated Statements of Changes in
           Stockholders' Equity - Three Months Ended
           March 31, 1995 and 1994                                           5

           Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 1995 and 1994                        6

           Notes to Consolidated Financial Statements                        8

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               9

Part II.  OTHER INFORMATION:

  Signatures                                                                12

                    KINGFISHER BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                      March 31, 1995   December 31, 1994
                                                      ---------------  ------------------
ASSETS:
  Cash and due from banks                                $ 2,973,578         $ 1,312,256
  Federal funds sold                                         650,000                   -
  Investment securities:
    U.S. government securities and
      government agencies                                 26,712,922          26,683,171
    States and political subdivisions                      3,589,669           4,118,501
                                                         -----------         -----------
        Total investment securities                       30,302,591          30,801,672

  Loans, net of unearned income                           53,531,413          55,633,842
  Less allowance for possible loan loss                   (1,241,000)         (1,182,000)
                                                         -----------         -----------
        Net loans                                         52,290,413          54,451,842

  Owned real estate                                           35,184             264,197
  Bank premises and equipment, net                           314,301             335,841
  Deferred income taxes                                      408,146             452,337
  Accrued interest and other assets                        1,618,823           1,519,834
                                                         -----------         -----------

TOTAL                                                    $88,593,036         $89,137,979
                                                         ===========         ===========

LIABILITIES AND EQUITY:
  Deposits:
    Demand                                               $ 6,495,590         $ 6,834,733
    NOW accounts                                           9,403,045           8,492,928
    Savings and time deposits                             61,467,176          61,947,070
                                                         -----------         -----------
                                                          77,365,811          77,274,731

  Other short-term borrowings                                124,346           1,061,707
  Dividend payable                                           271,472                   -
  Long-term debt                                              56,870              62,474
  Accrued interest and other liabilities                     662,025             629,748
                                                         -----------         -----------
        Total liabilities                                 78,480,524          79,028,660

  Stockholders' Equity:
    Common stock, par value $1 per share,
      240,000 shares authorized;
      120,000 shares issued                                  120,000             120,000
    Additional paid-in capital                             2,360,000           2,360,000
  Retained earnings                                       11,127,912          11,121,400
  Unrealized loss on securities available for sale           (50,278)            (98,709)
                                                         -----------         -----------
                                                          13,557,634          13,502,691
  Less treasury shares(52,882 and 52,432)                 (3,445,122)         (3,393,372)
                                                         -----------         -----------

        Total stockholders' equity                        10,112,512          10,109,319
                                                         -----------         -----------

TOTAL                                                    $88,593,036         $89,137,979
                                                         ===========         ===========

                    KINGFISHER BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                          Three Months Ended
                                              March 31,

                                         1995          1994
                                       --------      --------

INTEREST INCOME:
 Interest and fees on loans            $1,174,411    $1,018,465
 Investment securities:
  United States government                413,557       354,256
  State and political subdivisions         58,727        82,486
 Federal funds sold                        10,920        67,183
                                       ----------    ----------

   Total interest income                1,657,615     1,522,390

INTEREST EXPENSE:
 Savings and other time deposits          788,659       621,670
 Other short-term borrowings                4,569         2,287
 Long-term debt                               988         1,169
                                       ----------    ----------

   Total interest expense                 794,216       625,126
                                       ----------    ----------

NET INTEREST INCOME                       863,399       897,264
PROVISION FOR POSSIBLE LOAN LOSS           60,000        60,000
                                       ----------    ----------
NET INTEREST INCOME, after provision
 for possible loan loss                   803,399       837,264

OTHER INCOME:
 Service charges on deposit accounts       72,038        55,989
 Other                                     20,895        17,183
                                       ----------    ----------

   Total other income                      92,933        73,172

OTHER EXPENSES:
 Salaries and employee benefits           255,091       247,839
 Occupancy                                 10,799        14,591
 Depreciation and amortization             27,091        31,528
 Other                                    248,006       246,397
                                       ----------    ----------

   Total other expenses                   540,987       540,355
                                       ----------    ----------

INCOME BEFORE INCOME TAXES                355,345       370,081

INCOME TAX PROVISION                      (77,361)     (124,330)
                                       ----------    ----------

NET INCOME                             $  277,984    $  245,751
                                       ==========    ==========

NET INCOME PER SHARE                        $4.12         $3.58
                                       ==========    ==========


                    KINGFISHER BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                          Three Months Ended
                                                               March 31,
                                                          1995          1994
                                                      -----------   -----------

COMMON STOCK                                          $   120,000   $   120,000

ADDITIONAL PAID-IN CAPITAL                              2,360,000     2,360,000

RETAINED EARNINGS:
  Balance at beginning of year                         11,121,400    10,569,214
  Cash dividends declared                                (271,472)     (274,872)
  Net income                                              277,984       245,751
                                                      -----------   -----------
                                                       11,127,912    10,540,093

UNREALIZED LOSS ON SECURITIES AVAILABLE FOR SALE:
  Balance at beginning of year                            (98,709)            -
  Change in loss on securities available for sale          48,431       (14,989)
                                                      -----------   -----------
                                                          (50,278)      (14,989)
TREASURY SHARES:
  Balance, at beginning of year, at
    cost net of sales                                  (3,393,372)   (3,261,122)
  Acquisition of 450 and 0 shares                         (51,750)            -
                                                      -----------   -----------
                                                       (3,445,122)   (3,261,122)

                                                      $10,112,512   $ 9,743,982
                                                      ===========   ===========

                    KINGFISHER BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                        Three Months Ended
                                                             March 31,
                                                        1995          1994
                                                     ----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  277,984   $    245,751
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan losses                              60,000         60,000
  Amortization of investment security premiums           16,077         19,125
  Accretion of investment security premiums             (24,822)        (9,091)
  Depreciation                                           27,091         31,528
  Provision for deferred taxes                           14,198        (18,389)
  Other transactions, net                                  (515)            (1)
  Changes in operating assets and liabilities:
    Increase in accrued interest receivable
      and other assets                                  (98,989)       (73,424)
    Increase in accrued interest payable
      and other liabilities                              32,279         13,206
                                                     ----------   ------------

      Net cash provided by operating activities         303,303        268,705

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loans                                 2,265,049      1,820,986
Proceeds from maturities of investment securities       586,763      2,638,111
Purchase of investment securities                             -     (6,471,719)
Purchase of premises and equipment                       (5,551)       (10,275)
Sale of owned real estate                                65,393              -
Purchase of owned real estate                                 -       (163,096)
                                                     ----------   ------------

        Net cash provided by (used
          in) investing activities                    2,911,654     (2,185,993)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposit and
  NOW accounts                                          570,974     15,300,337
Net decrease in savings and time deposits              (479,894)   (11,021,764)
Decrease in other borrowed funds                       (937,361)      (223,963)
Repayment of long-term debt                              (5,604)        (5,340)
Payments to acquire treasury stock                      (51,750)             -
                                                     ----------   ------------

        Net cash (used in) provided
          by financing activities                      (903,635)     4,049,270
                                                     ----------   ------------

                                  (Continued)

                    KINGFISHER BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Continued)

                                                          Three Months Ended
                                                               March 31,
                                                          1995          1994
                                                       ----------   -----------
INCREASE CASH AND CASH EQUIVALENTS                     $2,311,322   $ 2,131,982

CASH AND CASH EQUIVALENTS:
 Beginning of the period                                1,312,256    10,047,279
                                                       ----------   -----------

 End of the period                                     $3,623,578   $12,179,261
                                                       ==========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the period for interest              $  768,287   $   621,263
                                                       ==========   ===========

 Cash paid during the period for income taxes          $        -   $         -
                                                       ==========   ===========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND
 INVESTING ACTIVITIES:

 Loans transferred to owned real estate                $        -   $   192,496
                                                       ==========   ===========

 Unrealized loss on securities available for sale      $   48,431   $    14,989
                                                       ==========   ===========

                    KINGFISHER BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE MONTHS ENDED MARCH 31, 1995

1. The consolidated financial statements include the accounts of Kingfisher Bancorp, Inc. (the Company) and Kingfisher Bank and Trust Co. (the bank) after elimination of all material intercompany accounts and transactions.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1994 Annual Report on form 10-K.

3. Net income per share is computed on the basis of weighted average number of common shares outstanding during the periods.

4. The financial statements include all adjustments necessary to fairly present the results of operations for the periods presented. All such adjustments are of a normal recurring nature.

5. As of January 1, 1995 the Company adopted the provisions of Statement of Financial Accounting Standards No. 114 ("SFAS 114") "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 " Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" These new standards had no material impact on the Company's financial statements at initial adoption nor expected ongoing operations. The new standards address the accounting by creditors for impairment of loans, except large groups of smaller-balance homogeneous loans, that are collectively valued for impairment. The new standards require that the allowance for possible loan loss on impaired loans be measured based on the present value of expected future cash flows discounted at the loans' effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. As the measurement of the allowance for possible loan losses changes, the change is reported as provision for possible loan losses in the same manner in which the impairment initially was recognized or as a reduction in the amount of provision for possible loan losses that otherwise would be reported.

    The company has defined its population of impaired loans as consisting of all internally classified by management's loan review process.

                                              March 31, 1995   December 31, 1994
                                              ---------------  -----------------

Gross impaired loans which have allowances        $3,292,000         $3,875,000
Less: Related allowances for loan losses            (588,000)          (607,000)
                                                  ----------         ----------
Net impaired loans with related allowances         2,704,000          3,268,000
Impaired loans with no related allowances          2,660,000          2,166,000
                                                  ----------         ----------

                                                 $ 5,364,000         $5,434,000
                                                 ===========         ==========

    The average impaired loans outstanding for the quarter ended March 31, 1995 was approximately $6,000,000 with a similar amount in prior period. Interest income recognized for the quarter ended March 31, 1995 was $102,000 as compared to $112,000 for the same period in 1994.

                                          Quarter Ended March 31,
                                         --------------------------
                                             1995          1994
                                         ------------  ------------
    Allowance for loan loss activity:

      Beginning of quarter                $1,182,000    $1,162,000
      Provision for losses                    60,000        60,000
      Recoveries                               1,700             -
      Realized losses                         (2,700)       (1,000)
                                          ----------    ----------
      End of quarter                      $1,241,000    $1,221,000
                                          ==========    ==========

    Uncollected interest on loans which are more than 90 days past due are currently being charged off. Subsequently, such interest is recognized as income as it is collected.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Net income for the three months ended March 31, 1995 was $277,984 as compared to $245,751 for the same period in 1994. This $32,000 net increase was the result of a decline in net interest income offset by a decrease in the provision for income taxes.

NET INTEREST INCOME

  Net interest income is affected by the volume of earning assets, the interest rate earned on those assets, the volume of interest bearing liabilities and the rates paid on those liabilities.

  Net interest income decreased 3.77% to $863,399 for the three months ended March 31, 1995, as compared to $897,264 for the same period last year. This $34,000 decrease can be attributed to interest expense rising at a faster rate than interest income.

  The net interest spread is the difference between the rate earned on earning assets and the rate paid on interest bearing liabilities. The net interest spread at March 31, 1995 was 3.96% as compared to 4.34% at March 31, 1994.

OTHER INCOME

Other income increased 27.01% to $92,933 for the three months ended March 31, 1995, as compared to $73,172 for the same period last year. This increase is primarily due to an increase in service charge income on deposit accounts due to an increase in insufficient items.

LOAN QUALITY

  The allowance for possible loan losses as a percent of loans was 2.32% at March 31, 1995, as compared to 2.12% at December 31, 1994. This increase is due to management's continued systematic evaluation of the local economic conditions and a decrease in loans due to seasonal loan demand in the agricultural sector.

  Management believes the demand for loans will begin to decrease during the next quarter and into the third quarter of 1995 due to seasonal demand for livestock loans.

BALANCE SHEET COMPOSITION

  The loan to deposit ratio was 69.19% at March 31, 1995 as compared to 71.99% at December 31, 1994.

  The capital to asset ratio at March 31, 1995 was 11.41% as compared to 11.34% at December 31, 1994.

CAPITAL ADEQUACY

  The Federal Deposit Insurance Corporation required minimum capital for a "well capitalized" institution as follows: 10% total risk-based capital to net risk-weighted assets; 6% Tier

I risk-based capital to net risk-weighted assets; and a 5% leverage ratio. The bank's capital ratios at March 31, 1995 were as follows: 19.96% total risk-based capital to net risk-weighted assets; 18.71% Tier I risk-based capital to net risk-weighted assets; and a 11.36% leverage ratio.

LIQUIDITY

  Liquidity can be defined as a financial institutions ability to meet possible deposit withdrawals, provide for the credit needs of its customers and take advantage of investment opportunities as they arise. Management considers the banks liquidity position of 20% adequate to meet these needs.

OTHER MATTERS

  As of January 1, 1995 the Company adopted the provisions of Statement of Financial Accounting Standards No. 114 ("SFAS 114") "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 " Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" These new standards had no material impact on the Company's financial statements at initial adoption nor expected ongoing operations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      KINGFISHER BANCORP, INC.



Date: May 4, 1995                        /s/  Waynard Hasenfratz
                                      -----------------------------
                                                  President


Date: May 4, 1995                       /s/   George Brownlee
                                      -----------------------------
                                                  Secretary