Form 10-Q
period 1995-06-30
KINGFISHER BANCORP INC
filed 1995-07-31
CIK 771859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1995                 Commission File Number 2-988651
                  -------------                                        --------


                           Kingfisher Bancorp, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its Charter)


          OKLAHOMA                                                73-1247579
- ---------------------------------------                     -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


             P.O. Box 419
         124 South Main Street
         Kingfisher, Oklahoma                                      73750
- ---------------------------------------                      ------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code              (405) 375-3121
                                                             ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X         No
                             ---------        ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                    Outstanding at June 30, 1995

    Common Stock, $1 par value                                 66,008
  ------------------------------                   ----------------------------

                    KINGFISHER BANCORP, INC. AND SUBSIDIARY

                                     INDEX

                                                                                      Page No.
                                                                                      --------

Part I.  FINANCIAL INFORMATION:
  Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets -
           June 30, 1995 and December 31, 1994                                             3

           Condensed Consolidated Statements of Income -  Three
           Months and Six Months Ended June 30, 1995 and 1994                              4

           Condensed Consolidated Statements of Changes in Stockholders'
           Equity - Six Months Ended June 30, 1995 and 1994                                5

           Condensed Consolidated Statements of Cash Flows - Three
           Months and Six Months Ended June 30, 1995 and 1994                              6

           Notes to Condensed Consolidated Financial Statements                            8

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                            10

Part II.  OTHER INFORMATION:

 Signatures                                                                               12

                    KINGFISHER BANCORP, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                                  June 30, 1995  December 31, 1994
                                                  -------------  -----------------
ASSETS:
 Cash and due from banks                             $ 3,955,907    $ 1,312,256
 Federal funds sold                                    4,500,000              -
 Investment securities:
  United States government                            25,989,760     26,683,171
  States and political subdivisions                    3,260,355      4,118,501
                                                     -----------    -----------
    Total investment securities                       29,250,115     30,801,672

 Loans, net of unearned income                        50,461,465     55,633,842
 Less allowance for possible loan loss                (1,295,000)    (1,182,000)
                                                     -----------    -----------
    Net loans                                         49,166,465     54,451,842

 Owned real estate                                        34,684        264,197
 Bank premises and equipment, net                        293,722        335,841
 Deferred income taxes                                   399,116        452,337
 Accrued interest and other assets                     1,538,990      1,519,834
                                                     -----------    -----------

TOTAL                                                $89,138,999    $89,137,979
                                                     ===========    ===========

LIABILITIES AND EQUITY:
Deposits:
  Demand                                             $ 6,687,343    $ 6,834,733
  NOW accounts                                         8,560,711      8,492,928
  Savings and time deposits                           62,544,862     61,947,070
                                                     -----------    -----------
                                                      77,792,916     77,274,731

 Other short-term borrowings                             272,700      1,061,707
 Notes payable                                            51,194         62,474
 Accrued interest and other liabilities                  749,702        629,748
                                                     -----------    -----------
   Total liabilities                                  78,866,512     79,028,660

 Stockholders equity:
  Common stock, par value $1 per share,
   240,000 shares authorized;
   120,000 shares issued                                 120,000        120,000
  Additional paid-in capital                           2,360,000      2,360,000
  Retained earnings                                   11,351,306     11,121,400
  Unrealized gain (loss) on securities available
   for sale, net of deferred income taxes                 13,953        (98,709)
  Less treasury shares (53,992 and 52,432)            (3,572,772)    (3,393,372)
                                                     -----------    -----------
    Total stockholders' equity                        10,272,487     10,109,319
                                                     -----------    -----------

TOTAL                                                $89,138,999    $89,137,979
                                                     ===========    ===========

See notes to unaudited condensed consolidated financial statements.

                    KINGFISHER BANCORP, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                                 Three Months Ended              Six Months Ended
                                                       June 30,                      June 30,
                                         -----------------------------------  ------------------------
                                               1995               1994           1995         1994
                                        ------------------  ----------------  -----------  -----------
INTEREST INCOME:
 Interest and fees on loans                     $1,099,696        $  987,912   $2,274,107   $2,006,377
 Investment securities:
   United States government                        415,419           407,610      828,976      761,866
   State and political subdivisions                 56,424            87,417      115,151      169,903
 Federal funds sold                                 33,491            60,759       44,411      127,942
                                                ----------        ----------   ----------   ----------

      Total interest income                      1,605,030         1,543,698    3,262,645    3,066,088

INTEREST EXPENSE:
 Savings and other time deposits                   837,652           654,171    1,626,311    1,275,841
 Other short-term borrowings                         1,591             1,793        6,161        4,080
 Notes payable                                         915             1,116        1,903        2,285
                                                ----------        ----------   ----------   ----------

      Total interest expense                       840,159           657,080    1,634,375    1,282,206
                                                ----------        ----------   ----------   ----------

NET INTEREST INCOME                                764,871           886,618    1,628,270    1,783,882
PROVISION FOR POSSIBLE LOAN LOSSES                  60,000            60,000      120,000      120,000
                                                ----------        ----------   ----------   ----------
NET INTEREST INCOME, after provision
 for possible loan losses                          704,871           826,618    1,508,270    1,663,882
                                                ----------        ----------   ----------   ----------

OTHER INCOME:
 Service charges on deposit accounts                79,589            63,795      151,627      119,784
 Other                                              12,255            12,745       33,151       29,928
                                                ----------        ----------   ----------   ----------

      Total other income                            91,845            76,540      184,778      149,712

OTHER EXPENSES:
 Salaries and employee benefits                    262,711           250,792      517,802      498,631
 Occupancy                                          11,086            12,555       21,885       27,146
 Depreciation and amortization                      25,392            31,691       52,483       63,219
 Other                                             193,020           187,827      441,026      434,224
                                                ----------        ----------   ----------   ----------

      Total other expenses                         492,209           482,865    1,033,196    1,023,220
                                                ----------        ----------   ----------   ----------

INCOME BEFORE INCOME TAXES                         304,507           420,293      659,852      790,374

INCOME TAX PROVISION                                81,114           114,086      158,475      238,416
                                                ----------        ----------   ----------   ----------

NET INCOME                                      $  223,393        $  306,207   $  501,377   $  551,958
                                                ==========        ==========   ==========   ==========
NET INCOME PER SHARE:                             $ 3.31             $ 4.45       $  7.43     $  8.03
                                                  ======             ======       =======     =======


See notes to unaudited condensed consolidated financial statements.

                    KINGFISHER BANCORP, INC. AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (Unaudited)

                                                                1995           1994
                                                            -------------  ------------
COMMON STOCK                                                 $   120,000   $   120,000

ADDITIONAL PAID-IN CAPITAL                                     2,360,000     2,360,000

RETAINED EARNINGS:
 Balance at beginning of year                                 11,121,400    10,569,214
 Cash dividends declared                                        (271,471)     (274,872)
 Net income                                                      501,377       551,958
                                                             -----------   -----------
                                                              11,351,306    10,846,300

UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE FOR SALE:
 Balance at beginning of year                                    (98,709)            -
 Unrealized gain on securities available for sale                112,662       (95,571)
                                                             -----------   -----------
                                                                  13,953       (95,571)

TREASURY SHARES:
 Balance, at beginning of year, at
  cost net of sales                                           (3,393,372)   (3,261,122)
 Acquisition of 1,560 and 40 shares                             (179,400)       (4,600)
                                                             -----------   -----------
                                                              (3,572,772)   (3,265,722)
                                                             -----------   -----------

                                                             $10,272,487   $ 9,965,007
                                                             ===========   ===========




See notes to unaudited condensed consolidated financial statements.

                    KINGFISHER BANCORP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Unaudited)

                                                            Three Months Ended                Six Months Ended
                                                                 June 30,                          June 30,
                                                 --------------------------------------  ---------------------------
                                                        1995                1994             1995          1994
                                                 -------------------  -----------------  ------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $   223,393       $    306,207   $   501,377   $    551,958
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Provision for loan losses                                   60,000             60,000       120,000        120,000
 Amortization of investment security
   premiums                                                  16,221             17,729        32,298         36,854
 Accretion of investment security premiums                  (25,021)           (20,512)      (49,843)       (39,603)
 Depreciation and amortization                               25,392             31,691        52,483         63,219
 Provision for deferred taxes                               (30,854)           (22,700)      (16,656)       (41,089)
 Other transactions, net                                        516                 (1)            1             (2)
 Changes in operating assets and liabilities:
   Decrease (increase) in accrued interest
    receivable and other assets                              79,833             23,688       (19,156)       (49,736)
   Increase in accrued interest payable
    and other liabilities                                    87,675             (2,184)      119,954         11,022
                                                        -----------       ------------   -----------   ------------

      Net cash provided by
        operating activities                                437,155            393,918       740,458        662,623

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loans                                     2,900,328          1,759,045     5,165,377      3,580,031
Proceeds from maturities of investment
 securities                                               1,164,878          5,437,369     1,751,641      8,075,480
Purchase of investment securities                                 -         (8,443,415)            -    (14,915,134)
(Purchase) sale of premises and equipment                    (4,813)            22,861       (10,364)       (33,136)
Purchase of owned real estate                                     -                  -             -       (157,807)
Sale of owned real estate                                   164,120              5,289       229,513              -
                                                        -----------       ------------   -----------   ------------

      Net cash used in
        investing activities                             (4,224,513)        (1,264,573)   (7,136,167)    (3,450,566)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposit and
 savings accounts                                          (650,581)       (15,492,322)      (79,607)      (191,985)
Net increase in time deposits                             1,077,686         11,792,402       597,792        770,638
(Decrease) increase in other
 borrowed funds                                             148,354            (59,878)     (789,007)      (283,841)
Repayment of notes payable                                   (5,676)            (5,392)      (11,280)       (10,732)

                                  (Continued)

                    KINGFISHER BANCORP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Unaudited)

                                  (Continued)

                                                                     Three Months Ended               Six Months Ended
                                                                          June 30,                         June 30,
                                                          --------------------------------------  --------------------------
                                                                 1995                1994             1995          1994
                                                          -------------------  -----------------  ------------  ------------

Payments to acquire treasury stock                                  (127,650)            (4,600)     (179,400)       (4,600)
Dividends paid                                                      (271,472)          (274,872)     (271,472)     (274,872)
                                                                  ----------        -----------    ----------   -----------

      Net cash (used in) provided
      by financing activities                                        170,661         (4,044,662)     (732,974)        4,608
                                                                  ----------        -----------    ----------   -----------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                  4,832,329         (4,915,317)    7,143,651    (2,783,335)

CASH AND CASH EQUIVALENTS:
Beginning of the period                                            3,623,578         12,179,261     1,312,256    10,047,279
                                                                  ----------        -----------    ----------   -----------

End of the period                                                 $8,455,907        $ 7,263,944    $8,455,907   $ 7,263,944
                                                                  ==========        ===========    ==========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period
 for interest                                                     $  824,693        $   651,524    $1,592,980   $ 1,272,787
                                                                  ==========        ===========    ==========   ===========

Cash paid during the period for
 income taxes                                                     $        -        $   131,019    $        -   $   131,019
                                                                  ==========        ===========    ==========   ===========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

Loans transferred to (from) owned
 real estate                                                      $        -        $    (5,289)   $ (228,263)  $   187,207
                                                                  ==========        ===========    ==========   ===========

In-substance foreclosure owned real
 estate transferred to (from) loans                               $ (163,620)       $   149,084    $        -   $   149,084
                                                                  ==========        ===========    ==========   ===========

Unrealized gain (loss) on securities
 available for sale                                               $   64,231        $   (80,581)   $  112,662   $   (95,570)
                                                                  ==========        ===========    ==========   ===========




See notes to unaudited condensed consolidated financial statements.

                    KINGFISHER BANCORP, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 1995
                         ------------------------------

1. The consolidated financial statements include the accounts of Kingfisher Bancorp, Inc. (the Company) and Kingfisher Bank and Trust Co. (the Bank) after elimination of all material intercompany accounts and transactions.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K.

3. Net income per share is computed on the basis of weighted average number of common shares outstanding during the periods.

4. The financial statements include all adjustments necessary to fairly present the results of operations for the periods presented. All such adjustments are of a normal recurring nature.

5. Investment securities:

                                        June 30, 1995                 December 31, 1994
                                  -------------------------   ------------------------------
                                  Approximate    Carrying     Approximate          Carrying
                                   Fair Value     Amount      Fair Value            Amount
                                  ------------  ----------    -----------        -----------
Held to maturity                  $26,414,042   $26,261,065   $26,942,700        $27,999,812
 Available for sale                 2,989,050     2,989,050     2,801,860          2,801,860
                                  -----------   -----------   -----------        -----------

 Total securities                 $29,403,092   $29,250,115   $29,744,560        $30,801,672
                                  ===========   ===========   ===========        ===========

6. As of January 1, 1995 the Company adopted the provisions of Statement of Financial Accounting Standards No. 114 ("SFAS 114") "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 " Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" These new standards had no material impact on the Company's financial statements at initial adoption nor expected ongoing operations. The new standards address the accounting by creditors for impairment of loans, except large groups of smaller-balance homogeneous loans, that are collectively valued for impairment. The new standards require that the allowance for possible loan loss on impaired loans be measured based on the present value of expected future cash flows discounted at the loans' effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. As the measurement of the allowance for possible loan losses changes, the change is reported as provision for possible loan losses in the same manner in which the impairment initially was recognized or as a reduction in the amount of provision for possible loan losses that otherwise would be reported.

The company has defined its population of impaired loans as consisting of all internally classified by management's loan review process.

                                              June 30, 1995   December 31, 1994
                                              --------------  ------------------

Gross impaired loans which have allowances       $3,669,000          $3,875,000
Less: Related allowances for loan losses           (639,000)           (607,000)
                                                 ----------          ----------
Net impaired loans with related allowances        3,030,000           3,268,000
Impaired loans with no related allowances         2,453,000           2,166,000
                                                 ----------          ----------

                                                 $5,483,000          $5,434,000
                                                 ==========          ==========

   The average impaired loans outstanding for the period ended June 30, 1995 was approximately $6,081,000 as compared to approximately $5,805,000 for the same period in 1994. Interest income recognized for the quarter ended June 30, 1995 was $209,000 as compared to $223,000 for the same period in 1994.

                                          Period Ended June 30,
                                        --------------------------
                                            1995          1994
                                        ------------  ------------
   Allowance for loan loss activity:

    Beginning of quarter                 $1,182,000    $1,162,000
    Provision for losses                    120,000       120,000
    Recoveries                               13,664         1,000
    Realized losses                         (20,664)      (23,000)
                                         ----------    ----------
    End of quarter                       $1,295,000    $1,260,000
                                         ==========    ==========

Uncollected interest on loans which are more than 90 days past due are currently being charged off. Subsequently, such interest is recognized as income as it is collected.

7.  Accounting Standards Issued but Not Yet Adopted

In May 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 122, "Accounting for Mortgage Servicing Rights" which amends the accounting for the rights to service mortgage loans originated and requires evaluating for impairment amounts capitalized as mortgage servicing rights. In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which establishes accounting standards for such assets. Adoption of SFAS No. 122 and 121 is required in fiscal years beginning after December 15, 1995. The Company will adopt these new standards effective January 1, 1996. Management believes that adoption of SFAS No. 122 and 121 will not have a material impact on the Company's consolidated financial position or results of operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Net income for the three months ended June 30, 1995 was $223,393 as compared to $306,207 for the same period in 1994. This 27.05% decrease was primarily due to a decrease in net interest income.

  Net income for the six months ended June 30, 1995 was $501,377, a 9.16% decrease from the $551,958 recorded for the six months ended June 30, 1994. This decrease was the result of a decrease in net interest income.

NET INTEREST INCOME

  Net interest income is affected by the volume of earning assets, the interest rate earned on those assets, the volume of interest bearing liabilities and the rates paid on those liabilities.

  Net interest income for the three months ended June 30, 1995, was $704,871 as compared to $826,618 for the same period last year. This 14.73% decrease was the result of interest expense rising at a faster rate than interest income.

  Net interest income for the six month period ending June 30, 1995 and June 30, 1994 was $1,508,270 and $1,663,882, respectively. This 9.35% decrease can be attributed to interest expense rising at a faster rate than interest income and a 9.3% decrease in loans.

  The net interest spread is the difference between the rate earned on earning assets and the rate paid on interest bearing liabilities. The net interest spread at June 30, 1995, was 3.74% as compared to 4.08% at June 30, 1994.

OTHER INCOME

  Other income increased 20.00% for the three months ended June 30, 1995, as compared to the same period last year.

  Other income increased 23.42% to $184,778 for the six months ended June 30, 1995 as compared to $149,712 for the same period last year. These increases can be attributed to an increase in service charge income.

OTHER EXPENSES

  Other expenses increased 1.94% to $492,209 for the three months ended June 30, 1995, as compared to $482,865 for the same period last year.

  Other expenses increased 0.97% to $1,033,196 for the six months ended June 30, 1995, as compared to $1,023,220 for the same period last year.

LOAN QUALITY

  The allowance for possible loan losses as a percent of loans was 2.57% at June 30, 1995, as compared to 2.12% at December 31, 1994. This increase is due to management's continued systematic evaluation of the local economic conditions and a decrease in loans due to seasonal loan demand in the agricultural sector. The continuous fluctuations of wheat and livestock prices requires continued monitoring of agricultural lines of credit. Based on current data, management continues to believe that the provision for possible loan losses continues to be adequate.

  Management believes the demand for loans will begin increasing during the latter part of next quarter and on in to the last quarter of 1995 due to seasonal demand for livestock loans.

BALANCE SHEET COMPOSITION

  The loan to deposit ratio was 64.87% at June 30, 1995 as compared to 71.99% at December 31, 1994. Seasonal lending for stocker loans is the primary reason for this decline.

  The capital to asset ratio at June 30, 1995 was 11.52% as compared to 11.34% at December 31, 1994.

CAPITAL ADEQUACY

  The Federal Deposit Insurance Corporation requires minimum capital for a "well capitalized" institution as follows: 10% total risk-based capital to net risk-weighted assets; 6% Tier I risk-based capital to net risk-weighted assets; and a 5% leverage ratio. The bank's capital ratios as of June 30, 1995 are as follows:
21.23% total risk-based capital to net risk-weighted assets; 19.98% Tier I risk-based capital to net risk-weighted assets; and a 11.62% leverage ratio.

LIQUIDITY

  Liquidity can be defined as a financial institutions ability to meet possible deposit withdrawals, provide for the credit needs of its customers and take advantage of investment opportunities as they arise. Management considers the banks liquidity position adequate to meet these needs.

OTHER MATTERS

          In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights", which amends the accounting for the rights to service mortgage loans originated and requires evaluating for impairment amounts capitalized as mortgage servicing rights. In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which establishes accounting standards for such assets. Adoption of SFAS Nos. 122 and 121 is required in fiscal years beginning after December 15, 1995. The Company will adopt these new standards effective January 1, 1996. Management believes that adoption of SFAS Nos. 122 and 121 will not have a material impact on the Company's consolidated financial position or results of operations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                  KINGFISHER BANCORP, INC.


Date:       July 25, 1995                            /s/  Waynard Hasenfratz
     -----------------------                      -----------------------------
                                                     President


Date:       July 25, 1995                            /s/  George Brownlee
     -----------------------                      -----------------------------
                                                     Secretary