Form 10-Q
period 1995-09-30
KINGFISHER BANCORP INC
filed 1995-11-03
CIK 771859

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1995            Commission File Number 2-988651
                  ------------------                                   --------


                           Kingfisher Bancorp, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its Charter)


          OKLAHOMA                                                73-1247579
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


        P.O. Box 419
        124 South Main Street
        Kingfisher, Oklahoma                                        73750
----------------------------------------                      ------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code              (405) 375-3121
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

                         Yes     X         No
                             ---------        ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at September 30, 1995

    Common Stock, $1 par value                                 65,648
  ------------------------------                   ----------------------------

                    KINGFISHER BANCORP, INC. AND SUBSIDIARY

                                     INDEX

                                                                        Page No.
                                                                        --------
Part I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets -
           September 30, 1995 and December 31, 1994                        3

           Condensed Consolidated Statements of Income -  Three Months
           Months and Nine Months Ended September 30, 1995 and 1994        4

           Condensed Consolidated Statements of Changes in Stockholders'
           Equity - Nine Months Ended September 30, 1995 and 1994          5

           Condensed Consolidated Statements of Cash Flows - Three
           Months and Nine Months Ended September 30, 1995 and 1994        6

           Notes to Condensed Consolidated Financial Statements            8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             10

Part II. OTHER INFORMATION:

 Signatures                                                                12

                    KINGFISHER BANCORP, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                          September 30, 1995  December 31, 1994
                                          ------------------  -----------------
ASSETS:
 Cash and due from banks                      $ 3,065,806        $ 1,312,256
 Federal funds sold                             7,750,000                 -
 Investment securities:
  United States government                     24,945,501         26,683,171
  States and political subdivisions             3,112,669          4,118,501
                                              -----------        -----------
    Total investment securities                28,058,170         30,801,672

 Loans, net of unearned income                 50,020,718         55,633,842
 Less allowance for possible loan loss         (1,264,000)        (1,182,000)
                                              -----------        -----------
    Net loans                                  48,756,718         54,451,842

 Owned real estate                                 13,100            264,197
 Bank premises and equipment, net                 268,331            335,841
 Deferred income taxes                            431,480            452,337
 Accrued interest and other assets              1,523,836          1,519,834
                                              -----------        -----------

TOTAL                                         $89,867,441        $89,137,979
                                              ===========        ===========

LIABILITIES AND EQUITY:
 Deposits:
  Demand                                      $ 5,820,454        $ 6,834,733
  NOW accounts                                 19,154,989          8,492,928
  Savings and time deposits                    53,108,384         61,947,070
                                              -----------        -----------
                                               78,083,827         77,274,731

 Other short-term borrowings                      562,649          1,061,707
 Notes payable                                     45,336             62,474
 Accrued interest and other liabilities           696,957            629,748
                                              -----------        -----------
   Total liabilities                           79,388,769         79,028,660

 Stockholders equity:
  Common stock, par value $1 per share,
   240,000 shares authorized;
   120,000 shares issued                          120,000            120,000
  Additional paid-in capital                    2,360,000          2,360,000
  Retained earnings                            11,605,008         11,121,400
  Unrealized gain (loss) on securities
   available for sale, net of deferred
   income taxes                                     7,836            (98,709)
  Less treasury shares (54,352 and 52,432)     (3,614,172)        (3,393,372)
                                              -----------        -----------
    Total stockholders' equity                 10,478,672         10,109,319
                                              -----------        -----------

TOTAL                                         $89,867,441        $89,137,979
                                              ===========        ===========

See notes to unaudited condensed consolidated financial statements.

                    KINGFISHER BANCORP, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                        Three Months Ended  Nine Months Ended
                                          September 30,       September 30,
                                        ------------------  -----------------
                                            1995              1994                 1995                1994
                                         ----------        -----------          ----------          ----------
INTEREST INCOME:
 Interest and fees on loans              $1,120,248         $  971,881          $3,394,355          $2,978,258
 Investment securities:
   United States government                 398,454            428,251           1,227,430           1,190,117
   State and political subdivisions          49,998             86,553             165,149             256,456
 Federal funds sold                         103,954             79,095             148,365             207,037
                                         ----------         ----------          ----------          ----------

      Total interest income               1,672,654          1,565,780           4,935,299           4,631,868

INTEREST EXPENSE:
 Savings and other time deposits            885,105            692,175           2,511,416           1,968,016
 Other short-term borrowings                  3,325              1,246               9,486               5,326
 Notes payable                                  961              1,139               2,864               3,424
                                         ----------         ----------          ----------          ----------

      Total interest expense                889,391            694,560           2,523,766           1,976,766
                                         ----------         ----------          ----------          ----------

NET INTEREST INCOME                         783,263            871,220           2,411,533           2,655,102
PROVISION FOR POSSIBLE LOAN LOSSES           60,000             60,000             180,000             180,000
                                         ----------         ----------          ----------          ----------
NET INTEREST INCOME, after provision
 for possible loan losses                   723,263            811,220           2,231,533           2,475,102
                                         ----------         ----------          ----------          ----------

OTHER INCOME:
 Service charges on deposit accounts         78,234             66,163             229,861             185,947
 Other                                        9,566             19,382              42,717              49,310
                                         ----------         ----------          ----------          ----------

      Total other income                     87,800             85,545             272,578             235,257

OTHER EXPENSES:
 Salaries and employee benefits             263,637            253,012             781,439             751,643
 Occupancy                                   15,005             15,787              36,890              42,933
 Depreciation and amortization               25,392             31,691              77,875              94,910
 Other                                      145,598            460,179             586,624             894,403
                                         ----------         ----------          ----------          ----------

      Total other expenses                  449,632            760,669           1,482,828           1,783,889
                                         ----------         ----------          ----------          ----------

INCOME BEFORE INCOME TAXES                  361,431            136,096           1,021,283             926,470

INCOME TAX PROVISION                        107,728             11,163             266,203             249,579
                                         ----------         ----------          ----------          ----------

NET INCOME                               $  253,703         $  124,933          $  755,080          $  676,891
                                         ==========         ==========          ==========          ==========
NET INCOME PER SHARE:                        $ 3.86             $ 1.82             $ 11.29              $ 9.85
                                             ======             ======             =======              ======

See notes to unaudited condensed consolidated financial statements.

                    KINGFISHER BANCORP, INC. AND SUBSIDIARY

     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (Unaudited)

                                                   September 30,
                                               1995            1994
                                           --------------  -------------
COMMON STOCK                                $   120,000       $   120,000

ADDITIONAL PAID-IN CAPITAL                    2,360,000         2,360,000

RETAINED EARNINGS:
 Balance at beginning of year                11,121,400        10,569,214
 Cash dividends declared                       (271,472)         (274,872)
 Net income                                     755,080           676,891
                                            -----------       -----------
                                             11,605,008        10,971,233

UNREALIZED GAIN (LOSS) ON SECURITIES
 AVAILABLE FOR SALE:
 Balance at beginning of year                   (98,709)                -
 Unrealized gain on securities available
  for sale                                      106,545           (78,132)
                                            -----------       -----------
                                                  7,836           (78,132)

TREASURY SHARES:
 Balance, at beginning of year, at
  cost net of sales                          (3,393,372)       (3,261,122)
 Acquisition of 1,920 and 40 shares            (220,800)           (4,600)
                                            -----------       -----------
                                             (3,614,172)       (3,265,722)
                                            -----------       -----------

                                            $10,478,672       $10,107,379
                                            ===========       ===========

See notes to unaudited condensed consolidated financial statements.

                    KINGFISHER BANCORP, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Unaudited)

                                                            Three Months Ended                    Nine Months Ended
                                                               September 30,                        September 30,
                                                  --------------------------------        --------------------------------
                                                        1995               1994              1995               1994
                                                   -----------          ----------        -----------       -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $   253,703          $  124,933        $   755,080        $    676,891
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Provision for loan losses                              60,000              60,000            180,000             180,000
 Amortization of investment security
   premiums                                             15,908              17,168             48,206              54,022
 Accretion of investment security premiums             (25,087)            (25,981)           (74,930)            (55,584)
 Depreciation and amortization                          25,392              31,691             77,875              94,910
 Provision for deferred taxes                          (28,616)           (132,083)           (45,272)           (173,172)
 Other transactions, net                                     -                   3                  -                   1
 Changes in operating assets and liabilities:
   Decrease (increase) in accrued interest
    receivable and other assets                         15,154             156,322             (4,002)            106,586
   Increase (Decrease) in accrued interest
    payable and other liabilities                      (52,747)            305,739             67,209             316,761
                                                   -----------          ----------        -----------        ------------

      Net cash provided by
        operating activities                           263,707             537,792          1,004,166           1,200,415

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loans                                  349,747             805,697          5,515,124           4,385,728
Proceeds from maturities of investment
 securities                                          1,191,259             711,105          2,942,900           8,786,585
Purchase of investment securities                            -             (15,287)                 -         (14,930,421)
Purchase of premises and equipment                           -              (7,365)           (10,365)            (40,501)
Purchase of owned real estate                                -             (59,920)                 -            (217,727)
Sale of owned real estate                               21,584              15,315            251,097              15,315
                                                   -----------          ----------        -----------        ------------

      Net cash used in
        investing activities                         1,562,590           1,449,545          8,698,756          (2,001,021)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand
 deposit and savings accounts                       (1,086,921)          1,214,233         (1,166,528)          1,022,248
Net increase in time deposits                        1,377,832           1,916,466          1,975,624           2,687,104
Increase (decrease) in other
 borrowed funds                                        289,949              52,643           (499,058)           (231,198)
Repayment of notes payable                              (5,858)             (5,424)           (17,138)            (16,156)

                                  (Continued)

                    KINGFISHER BANCORP, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Unaudited)

                                  (Continued)

                                                                   Three Months Ended                  Nine Months Ended
                                                                      September 30,                       September 30,
                                                            -------------------------------     ------------------------------
                                                               1995                 1994             1995              1994
                                                            ----------          -----------     -------------      -----------

Payments to acquire treasury stock                              (41,400)                  -          (220,800)            (4,600)
Dividends paid                                                        -                   -          (271,472)          (274,872)
                                                            -----------         -----------       -----------        -----------

      Net cash (used in) provided
      by financing activities                                   533,602           3,177,918          (199,372)         3,182,526
                                                            -----------         -----------       -----------        -----------

INCREASE IN CASH AND
 CASH EQUIVALENTS                                             2,359,899           5,165,255         9,503,550          2,381,920

CASH AND CASH EQUIVALENTS:
Beginning of the period                                       8,455,907           7,263,944         1,312,256         10,047,279
                                                            -----------         -----------       -----------        -----------

End of the period                                           $10,815,806         $12,429,199       $10,815,806        $12,429,199
                                                            ===========         ===========       ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period
 for interest                                               $   869,924         $   677,723       $ 1,573,513        $ 1,950,510
                                                            ===========         ===========       ===========        ===========

Cash paid during the period for
 income taxes                                               $   241,920         $   150,000       $   241,920        $   281,019
                                                            ===========         ===========       ===========        ===========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

Loans transferred to (from)
 owned real estate                                          $         -         $    46,105       $  (228,263)       $   233,312
                                                            ===========         ===========       ===========        ===========

In-substance foreclosure owned real
 estate transferred to loans                                $         -         $    67,165       $         -        $   216,249
                                                            ===========         ===========       ===========        ===========

Unrealized gain (loss) on securities
 available for sale                                         $    (6,117)        $    30,449       $   106,545        $   126,019
                                                            ===========         ===========       ===========        ===========

See notes to unaudited condensed consolidated financial statements.

                    KINGFISHER BANCORP, INC. AND SUBSIDIARY

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     NINE MONTHS ENDED SEPTEMBER 30, 1995
                     ------------------------------------

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

5.  Investment securities:

                             September 30, 1995          December 31, 1994
                         -------------------------   -------------------------
                         Approximate    Carrying     Approximate    Carrying
                         Fair Value      Amount      Fair Value      Amount
                         -----------   -----------   -----------   -----------

Held to maturity         $25,211,186   $25,076,620   $26,942,700   $27,999,812
 Available for sale        2,981,550     2,981,550     2,801,860     2,801,860
                         -----------   -----------   -----------   -----------

 Total securities        $28,192,736   $28,058,170   $29,744,560   $30,801,672
                         ===========   ===========   ===========   ===========

6. As of January 1, 1995 the Company adopted the provisions of Statement of Financial Accounting Standards No. 114 ("SFAS 114") "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." These new standards had no material impact on the Company's financial statements at initial adoption nor expected ongoing operations. The new standards address the accounting by creditors for impairment of loans, except large groups of smaller-balance homogeneous loans, that are collectively valued for impairment. The new standards require that the allowance for possible loan loss on impaired loans be measured based on the present value of expected future cash flows discounted at the loans' effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. As the measurement of the allowance for possible loan losses changes, the change is reported as provision for possible loan losses in the same manner in which the impairment initially was recognized or as a reduction in the amount of provision for possible loan losses that otherwise would be reported.

The company has defined its population of impaired loans as consisting of all internally classified by management's loan review process. This review process includes consideration of factors such as cash flow, collateral position, past performance, and overall financial condition of the borrower.

                                              September 30, 1995   December 31, 1994
                                              -------------------  ------------------

Gross impaired loans which have allowances            $2,974,000          $3,875,000
Less: Related allowances for loan losses                (566,000)           (607,000)
                                                      ----------          ----------
Net impaired loans with related allowances             2,408,000           3,268,000
Impaired loans with no related allowances              3,599,000           2,166,000
                                                      ----------          ----------

                                                      $6,007,000          $5,434,000
                                                      ==========          ==========

   The average impaired loans outstanding for the period ended September 30, 1995 was approximately $6,306,000 as compared to approximately $5,821,000 for the same period in 1994. Interest income recognized for the quarter ended September 30, 1995 was $337,000 as compared to $337,000 for the same period in 1994.

                                            Three Months Ended           Nine Months Ended
                                              September 30,                September 30,
                                        --------------------------  ---------------------------
                                            1995          1994          1995          1994
                                        ------------  ------------  ------------  -------------
   Allowance for loan loss activity:

    Beginning of period                  $1,295,000    $1,260,000    $1,182,000    $1,162,000
    Provision for losses                     60,000        60,000       180,000       180,000
    Recoveries                               12,336        58,000        26,000        59,000
    Realized losses                        (103,336)      (87,000)     (124,000)     (110,000)
                                         ----------    ----------    ----------    ----------
    End of period                        $1,264,000    $1,291,000    $1,264,000    $1,291,000
                                         ==========    ==========    ==========    ==========

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Net income for the three months ended September 30, 1995 was $253,703 as compared to $124,933 for the same period in 1994. This 103.07% increase was primarily due to a drop in other expenses.


  Net income for the nine months ended September 30, 1995 was $755,080, a 11.55% increase from the $676,891 recorded for the nine months ended September 30, 1994. This increase was the result of a decrease in other expenses partially offset by an increase in other income.

NET INTEREST INCOME

  Net interest income is affected by the volume of earning assets, the interest rate earned on those assets, the volume of interest bearing liabilities and the rates paid on those liabilities.

  Net interest income for the three months ended September 30, 1995, was $723,263 as compared to $811,220 for the same period last year. This 10.84% decrease was the result of interest expense rising at a faster rate than interest income.

  Net interest income for the nine month period ending September 30, 1995 and September 30, 1994 was $2,231,533 and $2,475,102, respectively. This 9.84%
decrease can be attributed to interest expense rising at a faster rate than interest income and a 10.09% decrease in loans.

  The net interest spread is the difference between the rate earned on earning assets and the rate paid on interest bearing liabilities. The net interest spread at September 30, 1995, was 3.66% as compared to 4.02% at September 30, 1994.

OTHER INCOME

  Other income increased 2.64% for the three months ended September 30, 1995, as compared to the same period last year.

  Other income increased 15.86% to $272,578 for the nine months ended September 30, 1995 as compared to $235,257 for the same period last year. These increases can be attributed to an increase in service charge income.

OTHER EXPENSES

  Other expenses decreased 40.89% to $449,632 for the three months ended September 30, 1995, as compared to $760,669 for the same period last year.

  Other expenses decreased 16.88% to $1,482,828 for the nine months ended September 30, 1995, as compared to $1,783,889 for the same period last year. These decreases can be attributed to the recognition of a new compensation arrangement with each director which was set up during the third quarter of 1994, and a $49,000 refund adjustment to the FDIC assessment due to a decrease in rates.

LOAN QUALITY

  The allowance for possible loan losses as a percent of loans was 2.53% at September 30, 1995, as compared to 2.12% at December 31, 1994. This increase is due to management's continued systematic evaluation of the local economic conditions and a decrease in loans due to seasonal loan demand in the agricultural sector. The continuous fluctuations of wheat and livestock prices requires continued monitoring of agricultural lines of credit. Based on current data, management continues to believe that the provision for possible loan losses continues to be adequate.

  Management believes the demand for loans will begin increasing during the last quarter of 1995 due to seasonal demand for livestock loans.

BALANCE SHEET COMPOSITION

  The loan to deposit ratio was 64.06% at September 30, 1995 as compared to 71.99% at December 31, 1994. Seasonal lending for stocker loans is the primary reason for this decline.

  The capital to asset ratio at September 30, 1995 was 11.66% as compared to 11.34% at December 31, 1994.

CAPITAL ADEQUACY

  The Federal Deposit Insurance Corporation requires minimum capital for a "well capitalized" institution as follows: 10% total risk-based capital to net risk-weighted assets; 6% Tier I risk-based capital to net risk-weighted assets; and a 5% leverage ratio. The bank's capital ratios as of September 30, 1995 are as follows: 21.63% total risk-based capital to net risk-weighted assets; 20.38% Tier I risk-based capital to net risk-weighted assets; and a 11.77% leverage ratio.

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


                                              KINGFISHER BANCORP, INC.


Date:  November 2, 1995                              /s/  Waynard Hasenfratz
     --------------------------                   ----------------------------
                                                  President


Date:  November 2, 1995                              /s/  George Brownlee
     --------------------------                   -----------------------------
                                                  Secretary