Form 10-K
period 1995-12-31
KINGFISHER BANCORP INC
filed 1996-03-29
CIK 771859

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934


For the fiscal year ended December 31, 1995   Commission file number  2-98651
                          -----------------                          --------

                           KINGFISHER BANCORP, INC.
                           ------------------------
             (Exact name of registrant as specified in its charter)


              Oklahoma                                          73-1247579
-----------------------------------------              -------------------------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

               Box 419
          Kingfisher, Oklahoma                                    73750
-----------------------------------------              -------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code            (405) 375-3121
                                                       -------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
          Title of each class                              which registered
-----------------------------------------              -------------------------

                None                                              None
-----------------------------------------              -------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                 Title of class
                                 --------------

                                     None
--------------------------------------------------------------------------------


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X       No
                                          -----        ----

       As of March 1, 1996, 49,172 common shares were outstanding. The aggregate market value of the common shares (based upon the book value per share at December 31, 1995) of Kingfisher Bancorp, Inc. held by nonaffiliates was approximately $4,253,124.

                            KINGFISHER BANCORP, INC.
                                   FORM 10-K
                                     INDEX

PART I

    ITEM 1.  BUSINESS                                       3

    ITEM 2.  PROPERTIES                                     7

    ITEM 3.  LEGAL PROCEEDINGS                              8

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
        SECURITIES HOLDERS                                  8

PART II

    ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND
        RELATED STOCKHOLDER MATTERS                         9

    ITEM 6.  SELECTED FINANCIAL DATA                        9

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS      14

    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA   27

    ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
        DISCLOSURE                                         48

PART III

    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
        REGISTRANT                                         48

    ITEM 11.  EXECUTIVE COMPENSATION                       50

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
        OWNERS AND MANAGEMENT                              51

    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
        TRANSACTIONS                                       53

PART IV

    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
        REPORTS ON FORM 8-K                                53

    SIGNATURES                                             55

                                     PART I
                                     ------


ITEM 1.  BUSINESS
-----------------

                        General Development of Business
                        -------------------------------

       Kingfisher Bancorp, Inc. (the "Company") was organized for the purpose of becoming a bank holding company. The Company's application to become a bank holding company was approved by the Federal Reserve Bank of Kansas City and the transfer and acquisition of the common stock of Kingfisher Bank and Trust Co. (the "Bank"), and the Kingfisher Investors Corp. ("Investors") occurred on September 28, 1985.

       The Company filed an application on March 11, 1986, to dissolve Investors, an affiliate of the Company, which leased to the Bank its main banking and drive-in facilities. The Certificate of Dissolution was received May 11, 1986 and the assets and liabilities of Investors were absorbed by the Company. The reorganization has been accounted for like a pooling-of-interests combination.

       The Company is regulated under the Bank Holding Company Act of 1956, as amended, and by regulations and decisions of the Federal Reserve Board. Generally, a bank holding company may engage in any business activity which the Federal Reserve Board determines to be so closely related to banking as to be properly incidental to the business of banking.

                          Industry Segment Information
                          ----------------------------

       The Company and its banking subsidiary are engaged primarily in the commercial banking and trust businesses.

                       Narrative Description of Business
                       ---------------------------------

       The Bank conducts general commercial banking and trust businesses. It offers general retail and wholesale banking services including demand, savings and time deposits; commercial, mortgage and installment loans; and banking and trust services. Services offered by the Bank's Trust Department include administration of estates and trusts and escrow and custody services.

                               Foreign Operations
                               ------------------

       The Company does not engage in any operations in foreign countries.

                                  Competition
                                  -----------

       Management considers the Company's primary trade area to consist of all of Kingfisher County, Oklahoma. It encounters vigorous competition in its commercial banking business from the other commercial bank and the savings and loan association which are based in Kingfisher, Oklahoma. In addition, the Bank competes for deposits and loans with other commercial banks, savings and loans, credit unions and money market mutual funds which operate in its trade area. Based upon its total deposits of approximately $77 million at December 31, 1995, the Bank was the second largest commercial bank of the five commercial banks located in Kingfisher County, Oklahoma.

                           Supervision and Regulation
                           --------------------------

       The Company and the Bank are extensively regulated under federal and state law. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company and the Bank. The operations of the Company and the Bank may be affected by legislative changes and by the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic control or new Federal or state legislation may have in the future.

Kingfisher Bancorp, Inc.
------------------------

       The Company is a one-bank holding company registered under the Bank Holding Company Act of 1956 (the "BHC Act"), as amended, and as such, it is subject to regulation, supervision and examination by the Federal Reserve Board (the "FRB"). The Company is required to file annual reports with the FRB and to provide to the FRB such additional information as the FRB may require.

       With certain limited exceptions, the BHC Act requires every bank holding company to obtain the prior approval of the FRB before: (1) acquiring direct or indirect ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares);
(2) acquiring all or substantially all of the assets of another bank or holding company; or (3) merging or consolidating with another bank holding company. The FRB will not approve any acquisition, merger or consolidation that would have substantially anti-competitive results, unless the anti-competitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial factors, including Community Reinvestment Act ("CRA") compliance, in reviewing acquisitions or mergers.

       In addition, and subject to certain exceptions, the Change in Bank Control Act (the "Control Act") and regulations promulgated thereunder by the FRB require any person acting directly or indirectly, or through or in concert with one or more persons, to give the FRB 60 days' written notice before acquiring control of a bank holding company. Transactions which are presumed to constitute the acquisition of control include the acquisition of any voting securities of a bank holding company having securities registered under section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), if, after the transaction, the acquiring person (or persons acting in concert) owns, controls or holds with power to vote 25% or more of any class of voting securities of the institution. The acquisition may not be consummated subsequent to such notice if the FRB issues a notice within 60 days, or within certain extensions of such period, disapproving the same.

       With certain exceptions, the BHC Act also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. In making this determination, the FRB considers whether the performance of such activities by a bank holding company can be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency in resources, which can be expected to outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest or unsound banking practices.

       Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs, including funds for payment of dividends, interest and operating expenses. Further, under the BHC Act and certain regulations of the FRB, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, the Bank may not generally require a customer to obtain other services from the Bank or the Company, and may not require that customer to promise not to obtain other services from a competitor, as a condition to an extension of credit to the customer.

       The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality, and overall financial condition.

       Bank holding companies are required to give the FRB notice of any purchase or redemption of their outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the bank holding company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, FRB order, directive, or any condition imposed by, or written agreement with, the FRB. Bank holding companies whose capital ratios exceed the thresholds for "well capitalized" banks on a consolidated basis are exempt from the foregoing requirement if they were rated composite 1 or 2 in their most recent inspection and are not the subject of any unresolved supervisory issues.

       The Federal Reserve Board has adopted risk-based capital standards consistent with those adopted by the Federal Deposit Insurance Corporation. These standards, which are applicable to bank holding companies, are discussed at page 26, "Capital Resources."

Kingfisher Bank and Trust Co.
-----------------------------

       The Bank is chartered under the laws of the State of Oklahoma and is subject to regulation and regular examination by the Oklahoma Banking Department and the Federal Deposit Insurance Corporation ("FDIC"), and while not a member of the Federal Reserve System, is subject to additional regulation by the FRB. The Company and the Bank are "affiliates" within the meaning of the Federal Reserve Act and the Bank is subject to restrictions on loans to the Company, on investments in stock or securities of the Company, and on the use of such Company stock or securities as collateral security for loans to any borrower.

       Effective October 1, 1983, the Oklahoma Banking Code was amended to provide that a bank may establish two limited purpose facilities, one of which is to be located within 1,000 feet of the bank's main office and the second to be located within three miles of the bank's main office. All banking functions may be performed at a limited purpose facility except the making of loans. In addition, these amendments provided that a bank could establish two full service branches at which all banking functions could be performed. The location of a bank's branches is limited to the city limits of the city in which the bank's main office is located or, in the case of Oklahoma County, up to five miles from the main bank office. Also, a branch may be located in another city or town as long as such city or town has no state or national bank at the time the branch is established and the branch is within twenty-five miles of the bank's main banking office. However, a bank may operate an unlimited number of branches within Oklahoma when the branches are established due to the insolvency or impairment of capital of another bank.

       The operations of the Bank are also subject to numerous laws and regulations relating to the extension of credit and making of loans to individuals. Such laws include the Federal Consumer Credit Protection Act, which regulates, among other things, disclosure of credit terms, credit advertising, credit billing and collection, and expansion of credit.

       On August 9, 1989, President Bush signed the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") into law. The FIRREA will restructure both the deposit insurance system and the regulation of savings institutions. This legislation also includes several provisions that relate to bank holding companies. First, the Bank Insurance Fund ("BIF") was established to ensure the deposits of institutions previously insured by the FDIC and this fund has increased premiums over the next several years. Second, FIRREA provides for cross-guarantees on commonly controlled banks and thrifts. If the FDIC incurs a loss in connection with the default of an insured bank or thrift, any other commonly controlled depository institution may be required to reimburse the FDIC for the loss. Third, FIRREA also amended Section 4 of the Bank Holding Company Act to give the Board of Governors of the Federal Reserve System the power to allow bank holding companies to acquire healthy, as well as failing, savings and loan associations. In light of this, the Federal Reserve System amended its Regulation Y to provide that owning, controlling or operating a savings and loan is a permissible activity for a bank holding company. However, the saving and loan can engage in only those activities authorized for bank holding companies under Section 4 of the Bank Holding Company Act.

       In December 1991, Congress passed the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Among the provisions to be implemented by the Act will be the requirement of certain institutions to have an audit committee composed solely of outside directors, and a requirement for certain banks that bank management submit an annual report to the FDIC regarding the internal control structure of the institution. In addition, in accordance with FDICIA, bank regulators will be required to adopt regulations calling for prompt regulatory actions based on the level of an institution's capital.

                               Deposit Insurance
                               -----------------

       As an FDIC member institution, the deposits of the Bank are currently insured to a maximum of $100,000 per depositor through the BIF, administered by the FDIC, and the Bank is required to pay semi-annual deposit insurance premium assessments to the FDIC.

       FDICIA included provisions to reform the federal deposit insurance system, including the implementation of risk-based deposit insurance premiums, and permits the FDIC to make special assessments on insured depository institutions, in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. Pursuant to FDICIA, the FDIC implemented a transitional risk-based insurance premium system on January 1, 1993 which became the permanent risk-based premium system on January 1, 1994. Generally, under this system, banks are assessed insurance premiums according to how much risk they are deemed to present the BIF. Banks with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or involving a higher degree of supervisory concern. During 1995, the FDIC amended the BIF risk-based assessment schedule which lowered the deposit insurance assessment rate for deposits insured by the BIF.

       Under FIRREA, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default (the "Cross Guarantee"). "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating either that there is no reasonable prospect that the institution will be able to meet the demands of its depositors or pay its obligations in the absence of regulatory assistance, or that its capital has been depleted and there is no reasonable prospect that it will be replenished in the absence of regulatory assistance. The Cross Guarantee thus enables the FDIC to assess a holding company's healthy BIF members. Cross Guarantee liabilities are generally superior in priority to obligations of the depository institution to its shareholders due solely to their status as shareholders and obligations to other affiliates. Under FIRREA and FDICIA, failure to meet applicable capital guidelines could subject a banking institution to a variety of enforcement remedies available to Federal regulatory authorities, including the termination of deposit insurance and a prohibition on the taking of "brokered deposits."

                Government Monetary Policy and Economic Controls
                ------------------------------------------------

       Monetary policies of regulatory authorities have a significant effect on the operating results of bank holding companies. Among the instruments of monetary policy used by the Federal Reserve Board to regulate the supply of bank credit are open-market operations in U.S. Government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. These instruments of policy are used in varying combinations to influence the overall growth of bank loans, investments and deposits and also affect the interest rates charged on loans and paid in respect of deposits.

       The Company is unable to predict the nature or the extent of the effects on its business and earnings which fiscal or monetary policies or economic controls may have in the future.

                        The Banking Industry in Oklahoma
                        --------------------------------

       The banking industry is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond the Company's control. Economic conditions in the agriculture and energy-related industries significantly affect the Company and such conditions have been volatile during the past several years. Continuing pressure in the agricultural economy due to weather and market conditions will require close monitoring by the Company to ensure the continued growth and strength that it has enjoyed over the past decade.

ITEM 2.  PROPERTIES
-------------------

       The Bank's primary banking facility is located at 124 South Main Street, Kingfisher, Oklahoma and contains approximately 9,200 square feet of usable space. The Bank also operates a drive-in facility with four drive-in lanes located immediately behind this facility. These facilities are owned by the Company and used by the Bank pursuant to a long-term lease arrangement. During 1993, the Company purchased land costing $20,000 in Hennessey, Oklahoma for use as a possible future expansion of the Bank's banking facility.

       In 1995, the Bank decided to close its Hennessey Loan Production Office in 1996 and sell the land in Hennessey, Oklahoma for fair value. The closing of this Loan Production Office will not have a significant impact on the income of the Bank.

       Additionally, as growth and changing service requires from time to time, the Company will add approximately 1,000 square feet of space to the existing main building in Kingfisher, Oklahoma, in 1996 for use in recordkeeping and customer service.

       See the information set forth in Note 5 of "Notes to Consolidated Financial Statements" in the Company's consolidated financial statements included herein at Item 8.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

       The Company is not a party to any significant pending or, to the knowledge of management, threatened litigation. The Company is a party to various matters in litigation which have arisen in the ordinary course of conducting a commercial banking business in which damages in various amounts have been claimed. Although the amount of any ultimate liability with respect to such matters cannot be determined with any degree of certainty at this time, in the opinion of management of the Company and the Bank, there is no pending litigation to which the Company or Bank is a party which is expected to have a material adverse impact upon either the financial position or the results of operations of the Company or Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
--------------------------------------------------------------

       None.

                                    PART II
                                    -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

       In November 1995, stockholders of the Company were presented with an unsolicited offer of $155 per share for their common stock, limited to 51% of total outstanding shares. This offer was later raised to $175 per share. The Company countered with an offer of $180 per share for stock up to 8,000 shares. 15,546 shares were offered to the Company and management elected to purchase all of the shares offered in January 1996.

       While this offer altered the way in which stock had been trading in from previous years, it has not yet been determined whether or not the stock will become an actively traded commodity. The Company is still the primary source for purchases of stock and knows of no other stock transactions mentioned above that may be pending.

       To management's knowledge, during the year ended December 31, 1995, the price at which Company common stock has traded for was $115 to $180 per share. As of December 31, 1995, there were approximately 339 record owners of the common stock of the Company.

       The historical book value per share of the Company's common stock at December 31, 1995, 1994 and 1993 was $159.94, $149.62 and $142.44,
respectively. The repurchase of common shares in January of 1996 would result in a proforma book value at year end 1995 of approximately $153.60 per share.

                                   Dividends
                                   ---------

       The Board of Directors of the Company has established a practice of paying annual cash dividends on its common stock. During 1995 and 1994, the Company declared a cash dividend in the amount of $4.00 and $4.00 per share, respectively. Subsequent to 1995, the Company declared a cash dividend in the amount of $1.00 per share to shareholders of record at January 31, 1996.

       The Company's ability to pay future cash dividends will depend upon the earnings, liquidity needs, financial condition and capital requirements of the Company and the Bank. Although management will attempt to follow the same dividend practice as has been used over the past years, the level of dividends may be affected by the debt incurred during 1996 for the purchase of treasury stock. Furthermore, the ability of the Bank to pay dividends to the Company is limited by the Oklahoma Banking Code. See Note 3 in the "Notes to Consolidated Financial Statements" in the Company's consolidated financial statements included herein at Item 8.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

       The following schedule sets forth a comparison of the most recent two years' consolidated month-end average balance sheets for the Company. These statements have been arranged in a format that highlights the earning asset components of the balance sheet. Management believes that growth in earning assets and an increase in net interest spread are the most significant elements in increasing earnings from year-to-year.

       Immediately following the consolidated month-end average balance sheets is a table of selected financial data for the last five years and condensed consolidated statements of income and a table of average interest rates earned and paid for the most recent three years.



                 CONSOLIDATED MONTH-END AVERAGE BALANCE SHEETS
                 ---------------------------------------------

                                                                      PERCENTAGE
                                                                        CHANGE
                                              1995          1994       1995-1994

                 ASSETS
                 ------

LOANS, net                                 $50,696,244   $47,163,088        7.49%
INVESTMENT SECURITIES                       28,994,688    30,751,818       (5.71)
FEDERAL FUNDS SOLD                           4,116,667     6,441,667      (36.09)
                                           -----------   -----------   ---------
            Total earning assets            83,807,599    84,356,573       (0.65)

CASH AND DUE FROM BANKS                      2,805,555     2,994,606       (6.31)
BANK PREMISES AND EQUIPMENT                    288,740       380,214      (24.06)
OTHER ASSETS                                 1,989,860     1,616,257       23.12
                                           -----------   -----------   ---------

                                           $88,891,754   $89,347,650      (0.51)%
                                           ===========   ===========   =========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------

NOW, SAVINGS AND TIME DEPOSITS             $71,007,970   $71,815,402      (1.12)%
SHORT-TERM BORROWINGS                          250,805       328,051      (23.55)
LONG-TERM BORROWINGS                            50,118        72,472      (30.85)
                                           -----------   -----------   ---------
            Interest-bearing liabilities    71,308,893    72,215,925       (1.26)

DEMAND DEPOSITS                              6,485,026     6,918,985       (6.27)
                                           -----------   -----------   ---------
            Total deposits, short-term
              borrowings and long-term
              borrowings                    77,793,919    79,134,910       (1.69)

OTHER LIABILITIES                              730,511       181,923      301.55
STOCKHOLDERS' EQUITY                        10,367,324    10,030,817        3.35
                                           -----------   -----------   ---------

                                           $88,891,754   $89,347,650      (0.51)%
                                           ===========   ===========   =========


                            SELECTED FINANCIAL DATA
                            -----------------------
                 (Dollars in thousands, except per share data)


                                         1995       1994       1993       1992       1991

TOTAL ASSETS                            $88,200    $89,138    $87,060    $86,379    $81,238
INTEREST INCOME                           6,583      6,213      6,188      6,832      6,997
INTEREST EXPENSE                          3,413      2,715      2,582      3,210      4,126
NET INTEREST INCOME                       3,170      3,498      3,607      3,622      2,871
PROVISION FOR POSSIBLE
  LOAN LOSSES                               540        240        240        640        940
NET INTEREST INCOME AFTER
  PROVISION FOR POSSIBLE
  LOAN LOSSES                             2,630      3,258      3,367      2,982      1,931
NET INCOME                                  748        827      1,348      1,065        512
NOTES PAYABLE                                39         62         84        535        -0-

NET INCOME AS A PERCENT OF:
  Average assets                           0.84%      0.93%      1.57%      1.26%      0.63%
  Average stockholders' equity             7.22       8.25      14.35      12.51       5.95

PER SHARE:
  Net income                            $ 11.33    $ 12.20    $ 19.57    $ 13.68    $  6.36
  Cash dividends declared                  4.00       4.00       3.00       2.00       2.00
  Book value - year end                  159.94     149.62     142.44     125.68     107.58

MISCELLANEOUS:
  Average loans to deposits               65.42%     59.90%     62.80%     53.73%     57.91%
  Average equity capital to assets        11.66      11.89      10.94      10.06      10.58
  Average interest-bearing
    liabilities to earning assets         85.09      85.61      86.94      87.52      86.17
  Net yield on total earning assets        3.91       4.34       4.72       4.88       4.15
  Net charge-offs to average loans         1.10       0.47       0.00       0.96       1.90
  Allowance for possible loan
   losses to year-end loans                2.19       2.12       2.33       2.10       1.58
  Dividend declared pay-out ratio         36.29      33.23      15.31      13.77      32.14


                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------

                                                 YEAR ENDED DECEMBER 31,
                                             1995         1994         1993
INTEREST INCOME:
  Loans                                    $4,516,938   $3,999,091   $3,916,802
  Investment securities                     1,826,282    1,944,334    2,074,413
  Federal funds sold and other                240,240      269,515      197,078
                                           ----------   ----------   ----------
            Earning assets                  6,583,460    6,212,940    6,188,293
                                           ----------   ----------   ----------

INTEREST EXPENSE:
  Savings and time deposits                 3,396,804    2,702,809    2,547,825
  Other borrowings                             12,515        7,523        7,510
  Notes payable                                 3,740        4,513       26,284
                                           ----------   ----------   ----------
            Interest bearing liabilities    3,413,059    2,714,845    2,581,619
                                           ----------   ----------   ----------

NET INTEREST INCOME BEFORE PROVISION
  FOR POSSIBLE LOAN LOSSES                  3,170,401    3,498,095    3,606,674
LESS PROVISION FOR POSSIBLE LOAN LOSSES       540,000      240,000      240,000
                                           ----------   ----------   ----------

NET INTEREST INCOME                         2,630,401    3,258,095    3,366,674

OTHER INCOME                                  380,373      332,946      400,625

LESS OTHER EXPENSE                          2,051,969    2,429,620    2,099,351
                                           ----------   ----------   ----------

INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE                                      958,805    1,161,421    1,667,948

INCOME TAX PROVISION                          210,694      334,362      482,120
                                           ----------   ----------   ----------

INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                           748,111      827,059    1,185,828

CUMULATIVE EFFECT OF CHANGE IN
  METHOD OF ACCOUNTING FOR
  INCOME TAXES                                      -            -      162,000
                                           ----------   ----------   ----------

NET INCOME                                 $  748,111   $  827,059   $1,347,828
                                           ==========   ==========   ==========

CASH DIVIDENDS DECLARED                    $  271,472   $  274,872   $  206,334
                                           ==========   ==========   ==========


                     AVERAGE INTEREST RATES EARNED AND PAID
                     --------------------------------------

                                           YEAR ENDED DECEMBER 31,
                                            1995     1994     1993
RATES EARNED ON:
  Loans                                      8.91%    8.48%    9.00%
  Investment securities (1)                  6.68     6.87     7.54
  Federal funds sold                         5.84     4.18     2.83
                                             ----     ----     ----
            Earning assets                   7.99     7.56     7.92

RATES PAID ON:
  Savings and time deposits                  4.78     3.76     3.68
  Short-term borrowings                      4.99     2.29     1.87
  Long-term borrowings                       7.46     6.23     6.94
                                             ----     ----     ----
            Interest bearing liabilities     4.79     3.76     3.69
                                             ----     ----     ----
NET INTEREST SPREAD                          3.20%    3.80%    4.23%
                                             ====     ====     ====



(1) Fully taxable equivalent basis at
 an assumed rate of 34% for 1995, 1994
 and 1993.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
      RESULTS OF OPERATIONS
      ---------------------

General
-------

       The Company is a one-bank holding company with the Bank its sole subsidiary. The Bank offers a full range of commercial, agricultural, retail, lending, trust and other financial services.

Analysis of Results of Operations
---------------------------------

       Net income for 1995 was $748,000 compared to $827,000 in 1994.  Return on
       ----------
average assets decreased from 0.93% in 1994 to 0.84% in 1995. The decreases in 1995 in net income and return on average assets were primarily attributable to an increase in the provision for possible loan losses and decline in net interest income, which was partially offset by a decrease in other expenses and a decrease in the provision for income taxes..

       Net income for 1993 was $1,348,000. Return on average assets was 1.57% in 1993. The decrease in net income in 1994 compared to 1993 was primarily attributable to a decline in net interest income and an increase in non-interest expense.

       The return on average stockholders' equity decreased to 7.22% in 1995 from 8.25% in 1994. This decrease was due to an increase in the provision for possible loan losses.

       The return on average stockholders' equity decreased to 8.25% in 1994 from 14.35% in 1993. This decrease was due to the decrease in net income.

       Net income per share in 1995 was $11.33, down 7% from 1994.

       Net income for 1994 was $12.20 per share, down 38% from the $19.57 per share earned in 1993.

       Net interest income on a fully taxable equivalent basis and net interest
       -------------------
spread for 1995 was $3,281,000 and 3.20%, respectively, compared to $3,665,000 and 3.80%, respectively, in 1994. This decrease was primarily the result of interest expense increasing at a faster rate than interest income. Total interest income increased by approximately $314,000 on a fully taxable equivalent basis in 1995 compared to 1994. This increase was primarily attributable to a $3,500,000 increase in loans. Total interest expense increased by approximately $698,000 in 1995 compared to 1994. This increase in interest expense was caused primarily by an increase in rates paid on deposits. Total interest income decreased approximately $4,000, on a fully taxable equivalent basis, in 1994 compared to 1993.

       Net interest income on a fully taxable equivalent basis and net interest spread for 1993 were $3,802,000 and 4.23%, respectively. The decreased net interest spread in 1994 compared to 1993 was primarily the result of interest expense increasing at a faster rate than interest income. Total interest income declined approximately $4,000, on a fully taxable equivalent basis, in 1994 compared to 1993.

              CONDENSED AVERAGE BALANCE SHEETS; INTEREST EARNINGS
               AND AVERAGE INTEREST RATES AND NET INTEREST SPREAD
               --------------------------------------------------

       The following table presents the consolidated month-end average balance of assets, liabilities and stockholders' equity and the interest income, interest expense and average rates associated with such average balances:


                                                                YEAR ENDED DECEMBER 31,
                             --------------------------------------------------------------------------------------------------
                                              1995                                             1994                 1993
                             ---------------------------------------                  -----------------------  ----------------
                               MONTH-END                                MONTH-END                                MONTH-END
                                AVERAGE                     AVERAGE      AVERAGE                     AVERAGE      AVERAGE
                                BALANCE        INTEREST       RATE       BALANCE        INTEREST       RATE       BALANCE

NET LOANS (2)                   $50,696,244     $4,516,938     8.91%     $47,163,088     $3,999,090     8.48%     $43,500,764
INVESTMENT SECURITIES:
  Taxable                        25,680,359      1,612,007     6.28       26,216,331      1,620,404     6.18       22,538,737
  Nontaxable (1)                  3,314,329        324,659     9.80        4,535,487        490,801    10.82        7,574,035
FEDERAL FUNDS SOLD                4,116,667        240,240     5.84        6,441,667        269,514     4.18        6,958,333
                                -----------     ----------               -----------     ----------               -----------
      Total earning assets       83,807,599      6,693,844     7.99       84,356,573      6,379,809     7.56       80,571,869
                                                ----------                               ----------
CASH AND DUE FROM
  BANKS                           2,805,555                                2,994,606                                3,023,487
BANK PREMISES AND
  EQUIPMENT, net                    288,740                                  380,214                                  446,259
OTHER ASSETS                      1,989,860                                1,616,257                                1,798,079
                                -----------                              -----------                              -----------

                                $88,891,754                              $89,347,650                              $85,839,694
                                ===========                              ===========                              ===========

TRANSACTION DEPOSITS            $ 8,653,169        238,439     2.76      $ 9,069,101        246,377     2.72      $ 8,797,268
NONTRANSACTION
  DEPOSITS                       62,354,801      3,158,365     5.07       62,746,301      2,456,428     3.91       60,474,787
OTHER SHORT-TERM
  BORROWINGS                        250,805         12,515     4.99          328,051          7,525     2.29          402,095
LONG-TERM BORROWINGS                 50,118          3,740     7.46           72,472          4,513     6.23          378,666
                                -----------     ----------               -----------     ----------               -----------
      Interest-bearing
       liabilities               71,308,893      3,413,059     4.79       72,215,925      2,714,843     3.76       70,052,816
                                                ----------                               ----------
DEMAND DEPOSITS                   6,485,026                                6,918,985                                6,215,124
OTHER LIABILITIES                   730,511                                  181,923                                  178,524
STOCKHOLDERS' EQUITY             10,367,324                               10,030,817                                9,393,230
                                -----------                              -----------                              -----------
                                $88,891,754                              $89,347,650                              $85,839,694
                                ===========                              ===========                              ===========


NET INTEREST INCOME (1)                         $3,280,785                               $3,664,966
                                                ==========                               ==========

NET INTEREST SPREAD (1)                                        3.20%                                    3.80%

NET YIELD ON TOTAL
  EARNING ASSETS (1)                                           3.91%                                    4.34%



                             -----------------------
                                      1993
                             -----------------------

                                            AVERAGE
                               INTEREST       RATE

NET LOANS (2)                   $3,916,802     9.00%
INVESTMENT SECURITIES:
  Taxable                        1,694,563     7.52
  Nontaxable (1)                   575,526     7.60
FEDERAL FUNDS SOLD                 197,077     2.83
                                ----------
      Total earning assets       6,383,968     7.92
                                ----------
CASH AND DUE FROM
  BANKS
BANK PREMISES AND
  EQUIPMENT, net
OTHER ASSETS





TRANSACTION DEPOSITS               244,846     2.78
NONTRANSACTION
  DEPOSITS                       2,302,977     3.81
OTHER SHORT-TERM
  BORROWINGS                         7,510     1.87
LONG-TERM BORROWINGS                26,284     6.94
                                ----------
      Interest-bearing           2,581,617     3.69
       liabilities              ----------

DEMAND DEPOSITS
OTHER LIABILITIES
STOCKHOLDERS' EQUITY





NET INTEREST INCOME (1)         $3,802,351
                                ==========

NET INTEREST SPREAD (1)                        4.23%

NET YIELD ON TOTAL
  EARNING ASSETS (1)                           4.72%


 (1) Yields and income on tax exempt securities are computed on a fully taxable equivalent basis at an assumed rate of 34% for 1995, 1994 and 1993.

 (2) Nonaccrual loans are included in net loans. Loan fees, which are included in interest income, are not material.

                CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
                -----------------------------------------------

                                         1995 VS. 1994                         1994 VS. 1993
                             ------------------------------------    ---------------------------------
                               CHANGES                               CHANGES
                                FROM       CHANGES      CHANGES       FROM       CHANGES      CHANGES
                                PRIOR         IN          IN          PRIOR         IN          IN
                                YEAR        VOLUME     RATES (1)      YEAR        VOLUME     RATES (1)

INTEREST INCOME:
  Loans                       $ 517,848   $ 299,586    $ 218,262    $  82,288   $ 329,609    $(247,321)
  Investment securities:
    Taxable                      (8,397)    (33,128)      24,731      (74,159)    276,555     (350,714)
    Nontaxable (2)             (166,142)   (132,146)     (33,996)     (84,725)   (230,930)     146,205
  Federal funds sold            (29,274)    (97,276)      68,002       72,437     (14,622)      87,059
                              ---------   ---------    ---------    ---------   ---------    ---------
    Total interest income       314,035      37,036      276,999       (4,159)    360,612     (364,771)
                              ---------   ---------    ---------    ---------   ---------    ---------

INTEREST EXPENSE:
  Savings deposits               (7,938)    (11,299)       3,361        1,531       7,557       (6,026)
  Other time deposits           701,937     (15,327)     717,264      153,451      86,545       66,906
  Other short-term
    borrowings                    4,991      (1,772)       6,763           15      (1,385)       1,400
  Long term borrowings             (773)     (1,392)         619      (21,771)    (21,250)        (521)
                              ---------   ---------    ---------    ---------   ---------    ---------
    Total interest
       expense                  698,217     (29,790)     728,007      133,226      71,467       61,759
                              ---------   ---------    ---------    ---------   ---------    ---------

NET INTEREST
  INCOME
  (EXPENSE) (2)               $(384,182)  $  66,826    $(451,008)   $(137,385)  $ 289,145    $(426,530)
                              =========   =========    =========    =========   =========    =========

(1) The rate/volume variance (change in rate times change in volume) has been allocated to the change in rate amount in all cases.

(2) Fully taxable equivalent basis at an assumed rate of 34% in 1995, 1994 and 1993.

       Other operating income consists of income earned from service charges and
       ----------------------
fees on deposit accounts and fees from other non-loan services such as trust, exchange, etc. Other operating income increased from $333,000 in 1994 to $380,000 in 1995. This increase was the result of a $53,000 increase in insufficient check charges. Other operating income decreased by $68,000 from 1993 to 1994. This decrease was primarily the result of a 1993 $75,000 recovery of attorneys' fees from litigation.

       Noninterest expense consists primarily of salaries and employee benefits,
       -------------------
occupancy and equipment costs, and legal and examination expenses. Noninterest expense decreased $378,000 or 15.54% over 1994 primarily due to the deferred compensation arrangement that was adopted in 1994. Noninterest expenses in 1994 increased $330,000 or 15.73% over 1993 primarily due to the deferred compensation arrangement with the Company's and Bank's directors which increased noninterest expense by $290,000.

       Provision for possible loan losses is determined by evaluating loan
       ----------------------------------
growth and credit risk considerations. Management has adopted the policy of providing additions to the loan loss reserve on a regular basis taking into consideration management's assessment of risks in the loan portfolio. The provision for possible loan losses for 1995 was $540,000, a 125% increase over 1994. This significant increase was primarily the result of the charge-off from a singular borrower. While management monitors all lines of credit and attempts to predict and prepare for problem loans through the provision for possible loan losses, some lines become problem lines faster than others. Management does not believe that this isolated large charge-off incident in 1995 is a trend in the economy or of the Bank's loan portfolio. The provision for possible loan losses for 1994 as well as 1993 was $240,000. Management continues to monitor all lines of credit and attempts to predict and prepare for problem loans through the provision for possible loan losses.

       The allowance for possible loan losses at December 31, 1995 was 2.19% of total loans outstanding (net of unearned discounts) compared to 2.12% at December 31, 1994. For additional commentary on this subject, see the Loan Quality section elsewhere in this discussion.

Sources and Uses of Funds
-------------------------

       The Company's primary source of funds is customer deposits. Average total deposits in 1995 were $78 million. Average total deposits in 1994 and 1993 were $79 million and $75 million, respectively. Average noninterest bearing funds for 1995 were 8.34% of total deposits compared to 8.79% for 1994 and 8.23% for 1993.

       Savings and time deposits in 1995 averaged $71.0 million, 1.11% less than the $71.8 million in 1994 and 2.45% greater than the $69.3 million in 1993. The largest single increase in these funds in 1995, 1994 and 1993 was time deposits. This stability in deposits, rather than the growth normally seen by the Company, could be attributable to the movement of investor money to higher return investments. While this change in deposits is not significant and can be attributed to normal growth, it could also be the beginning of a trend by depositors moving their savings from investments outside the banking industry back into the banking industry due primarily to increased rates being paid on deposits.

       The Company's 1995 net cash provided by operating activities decreased only slightly to $1,439,806 from the $1,463,835 in 1994. Net cash provided by operating activities was $1,573,658 in 1993. This $109,823 decrease in 1994 compared to 1993 was primarily due to a decrease in net income.

       The Company's 1995 net cash provided by investing activities was $6,317,299 compared to net cash used in investing activities of $11,165,603 in 1994 and $1,077,982 in 1993. The $17,482,902 increase in net cash provided by investing activities in 1995 compared to 1994 was primarily due to a net decrease in loans of $8,350,793 and a $9,082,262 decrease in net investment
securities.   The $10,087,621 increase in net cash used in investing activities in 1994 compared to 1993 was primarily due to a net increase in loans of $6,163,906 and a net increase in securities of $4,731,927.

       The Company's 1995 net cash used in financing activities was $1,908,589 as compared to net cash provided by financing activities of $966,745 in 1994. This $2,875,334 decrease in 1995 as compared to 1994 was primarily due to a net $338,677 decrease in demand deposits and NOW accounts and time deposits, and a $910,596 decrease in other borrowed funds. The 1994 net cash provided by financing activities was $966,745 as compared to net cash used in financing activities of $585,833 in 1993. The $1,552,578 increase in net cash provided by financing activities was primarily due to a $867,009 increase in net deposits and a $528,516 net increase in other borrowed funds due to an increase in federal funds purchased.

       The Company's primary use of these funds is to support the loan portfolio. Average loans outstanding during 1995 increased 7.49% from the 1994 amount.

       Average investment securities decreased 5.71% from 1994 totals.

         MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES ON LOANS
         --------------------------------------------------------------


                                                              DECEMBER 31,
                                          -----------------------------------------------------
                                                  1995                      1994
                                          -------------------   -------------------------------
                                                           LOAN TYPE
                                          -----------------------------------------------------
                                          COMMERCIAL,                 COMMERCIAL,
                                          AGRICULTURE,  INSTALLMENT   AGRICULTURE,  INSTALLMENT
                                            MORTGAGE        AND         MORTGAGE        AND
                                           AND OTHERS    OVERDRAFTS    AND OTHERS    OVERDRAFTS
Due in 1 year or Less (1):
  Fixed interest rate                      $30,385,317   $ 5,945,933   $35,955,770   $ 4,755,928
  Floating or adjustable interest              215,278       393,616       155,368       134,142

Due after 1 year through 5 years:
  Fixed interest rate                          481,546    15,257,513     1,150,323    12,464,358
  Floating or adjustable interest rate               -         7,428             -        11,003

Due after 5 years:
  Fixed interest rate                           50,299       379,288       102,173       904,776
  Floating or adjustable interest rate               -             -             -             -
                                           -----------   -----------   -----------   -----------

TOTAL                                      $31,132,440   $21,983,778   $37,363,634   $18,270,207
                                           ===========   ===========   ===========   ===========


(1) Demand loans and overdrafts are reported in "Due in 1 Year or Less" category.

       The maturities presented above are based upon contractual maturities.

       Many of these loans are made on a short-term basis anticipating that they will be renewed at maturity at prevailing rates if the borrower's credit worthiness supports continued extension of credit.

        MATURITY DISTRIBUTION AND AVERAGE YIELD OF INVESTMENT SECURITIES
        ----------------------------------------------------------------

                                                                    DECEMBER 31,
                                                  ------------------------------------------------
                                                          1995                     1994
                                                  ----------------------   -----------------------
                                                                WEIGHTED                 WEIGHTED
                                                                 AVERAGE                  AVERAGE
                                                     AMOUNT     YIELD (1)     AMOUNT     YIELD (1)

U. S. TREASURY SECURITIES:
  Due within one year                              $ 5,973,277      6.49%   $ 2,026,245      4.89%
  Due after one year but within five years          14,919,416      6.38     20,610,293      6.28
                                                   -----------              -----------
                                                    20,892,693               22,636,538

U. S. GOVERNMENT AGENCY
  SECURITIES:
    Due after one but within five years              1,000,000      5.92      1,800,000      5.91
    Due after five years but within ten years        1,295,185      7.26      1,447,367      7.32
    Due after ten years                                731,686      5.94        799,266      6.01
                                                   -----------              -----------
                                                     3,026,871                4,046,633

STATES AND POLITICAL
  SUBDIVISIONS:
  Due within one year                                  104,993      9.37        983,258     10.14
  Due after one year but within five years           1,230,930     10.08        876,688     10.46
  Due after five years but within ten years          1,396,747      7.33      1,967,572      7.99
  Due after ten years                                  281,290      8.96        290,983      9.02
                                                   -----------              -----------
                                                     3,013,960                4,118,501
                                                   -----------              -----------

                                                   $26,933,524              $30,801,672
                                                   ===========              ===========


(1)  Fully taxable equivalent basis at an assumed rate of 34% in 1995 and 1994.




                MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE
                -----------------------------------------------

                                                 DECEMBER 31,
                                                     1995

       Due within 3 months                        $ 9,942,127
       Due after 3 months but within 6 months       3,119,987
       Due after 6 months but within one year       2,202,299
       Due after one year                           1,623,767
                                                  -----------

         Total                                    $16,888,180
                                                  ===========

                 INTEREST RATE SENSITIVITY - DECEMBER 31, 1995
                 ---------------------------------------------


                                                                         ASSETS
                                         -----------------------------------------------------------------------
                                            TAXABLE       NON-TAXABLE      FEDERAL
                                           INVESTMENT      INVESTMENT       FUNDS
              MATURITIES                   SECURITIES      SECURITIES       SOLD         LOANS         TOTAL

Due within 1 year                         $  5,973,277    $    104,993    $4,750,000   $36,940,144   $47,768,414
Due after 1 year but within 5 years         15,919,416       1,230,930             -    15,746,487    32,896,833
Due after 5 years but within 10 years        1,295,185       1,396,747             -       429,587     3,121,519
Due after 10 years                             731,686         281,290             -             -     1,012,976
                                          ------------    ------------   -----------  ------------   -----------

Total                                     $ 23,919,564    $  3,013,960    $4,750,000   $53,116,218   $84,799,742
                                          ============    ============   ===========  ============   ===========




                                                                        LIABILITIES
                                         -----------------------------------------------------------------------
                                                             OTHER        INTEREST-
                                            SAVINGS          TIME          BEARING       NOTES
              MATURITIES                   DEPOSITS        DEPOSITS        DEMAND       PAYABLE        TOTAL

Due within 1 year                         $ 10,674,123    $ 45,768,136    $8,218,752   $    23,513   $64,684,524
Due after 1 year but within 5 years                  -       3,525,715             -        15,767     3,541,482
Due after 5 years but within 10 years                -       2,458,006             -             -     2,458,006
                                          ------------    ------------   -----------  ------------   -----------

Total                                     $ 10,674,123    $ 51,751,857    $8,218,752   $    39,280   $70,684,012
                                          ============    ============   ===========  ============   ===========




                                         TOTAL ASSETS
                                             LESS
                                             TOTAL
                                          LIABILITIES     CUMULATIVE
              MATURITIES                    ("GAP")          "GAP"

Due within 1 year                         $(16,916,110)   $(16,916,110)
Due after 1 year but within 5 years         29,355,351      12,439,241
Due after 5 years but within 10 years          663,513      13,102,754
Due after 10 years                           1,012,976      14,115,730
                                          ------------    ------------

Total                                     $ 14,115,730    $ 14,115,730
                                          ============    ============


Liquidity
---------

       Liquidity management involves meeting the funds flow requirements of customers withdrawing funds on deposit or obtaining funds for their credit needs. Banks in general must maintain large cash balances to meet daily cash flow requirements and maintain required reserves of cash and cash equivalents. The cash balances maintained on hand and amounts due from other banks are sources of liquidity. Other sources of liquidity are provided by short-term investments, interest-bearing deposits in other banks and the investment portfolio. The Company has chosen to maintain a relatively short maturity of the investment portfolio, with an average maturity of less than five years. At December 31, 1995 and 1994, securities maturing in less than five years total $23.2 million and $26.5 million, respectively, representing 86.2% and 86.0% of the portfolio. At the same dates, securities pledged as collateral on deposits represent only 49.4% and 49.2%, respectively, of the total investment security portfolio carrying value. The Company has designated certain U.S. Treasury securities, totaling approximately $3 million, as available for sale which are available to be sold to meet liquidity needs. The remainder of the investment portfolio, totaling approximately $24 million, is designated as held-to-maturity and only becomes available to meet liquidity needs as investments mature.

       The Company is very active in short-term agricultural and commercial lending. A large portion of these assets are short-term in nature as the Company attempts to match the maturities of its interest-earning assets with the maturities of its interest-bearing liabilities. However, due to customer demands it is not possible to perfectly match the maturity of interest-bearing assets with the maturity of interest-bearing liabilities. At December 31, 1995, interest-bearing liabilities maturing within one year exceed interest-bearing assets maturing within one year by approximately $16,916,000. This leaves the Company vulnerable to an increase in interest rates which would decrease the net interest spread in the short term. After one year this "Gap" turns around and the cumulative gap is interest-bearing assets maturing within five years exceeding interest-bearing liabilities maturing within five years by approximately $12,439,000. All interest-bearing assets exceed all interest-bearing liabilities by approximately $14,116,000. The Company actively monitors this interest rate risk and attempts to maintain a rate sensitive asset to rate sensitive liability ratio of between .8 and 1.2.

       Subsequent to year end, the Company incurred debt for the purchase of treasury stock. The scheduled repayment plan will increase interest-bearing liabilities maturing within five years by approximately $2,000,000. The Company does not anticipate the servicing of this debt materially affecting the rate sensitive asset to rate sensitive liability ratio. See Note 14 in the "Note to Consolidated Financial Statements" in the Company's consolidated financial statements included herein at Item 8.

Loan Quality
------------

       One of the major risks faced by the Company in its role of providing financial services is credit risk. It is the general policy of management to review all past due lines of credit on a regular basis. Loans 90 days or more past due are additionally reviewed. Based on this review, loans may be classified as nonaccrual. If such loans are placed on nonaccrual, any interest previously accrued but unpaid on these loans is reversed from income. A nonaccrual loan may be returned to accrual status once all interest and principal are no longer considered doubtful.

       The Bank has four primary lending categories. While each of these categories require the same rules and guidelines for analysis of credit worthiness, each carries different economic risk and collateralization policies.

       Approximately 18% of the Bank's loan portfolio is commercial loans.
These loans are primarily loans to individuals and businesses for purposes other than consumer purchases and financing. Types of businesses range from legal professions to oilfield equipment. Economic risks involved with the commercial loans varies as to the type of industry in which the business is involved.

       The most significant category of the Bank's loan portfolio, approximately 43%, is in the agricultural category. The purpose of these loans would fall into three primary categories, machinery purchase or refinance, operations and livestock purchase.

       The economic risk of an agricultural loan lies primarily in the price fluctuation in the markets in which agricultural businessmen sell and purchase the products. Since about 60% of these agricultural loans are for purchases of stocker livestock, significant attention and analysis must be given to stocker and feeder livestock prices.

       Loans made for the purpose of purchasing livestock are in general short-term (one year or less) loans allowing the Bank the opportunity to analyze progress of the collateral and the borrower's condition more frequently. This provides a better opportunity to make changes to the collateral or liquidity position of the borrower as market changes occur.

       Approximately 19% of the Bank's loan portfolio is in real estate mortgage loans. The loans primarily are for the purchase of 1-4 family residential property and unimproved agricultural real estate (farmland). Maturities of the loans are generally 3-7 years in length and appraisals and inspection of the properties are required.

       The primary economic risk with this category as well as the consumer loans (mentioned below) is the borrower's ability to repay. The other risk is market price stability of the real estate. The early 1980's proved to be strenuous on local (Kingfisher County area) real estate lending because of declining real estate prices. However, the past three to four years indicate that market prices of real estate has remained steady to 2-3% higher than the past year.

       Approximately 21% of the loan portfolio is in installment lending and other consumer loans. These loans consist primarily of loans made for the purpose of consumer purchase of items such as vehicles, boats, furniture, etc. Risks with this category as mentioned above lies primarily in the borrower's ability to repay.

       The Bank's loan policy states that the Bank should require 20% equity (either cash or additional collateral) in loans made for each of the above categories. Consumer loans secured by a second mortgage limit the loan amount to 60% of the equity in the property. Management believes that this 20% cushion provides an adequate margin for valuations of collateral and changes in market values.

       The Bank is continually reviewing estimated market values of collateral (both new and existing) and believes that its personnel have a good working knowledge of market prices for collateral in each of the above listed categories.

       In 1995, the total interest income that would have been earned under the original terms for nonaccrual and restructured loans had these loans performed in accordance with their original terms would have been $322,000. Interest income actually collected and reported on these loans was $64,000. Comparable amounts for 1994 are $308,000 and 45,000 and for 1993 are $211,000 and $27,000,
respectively.

       In evaluating the allowance for possible loan losses, management systematically employs a methodology which considers the level of credit risk assets, the industry and economic trends, and other pertinent data which may have an impact on projected losses in the loan portfolio. At December 31, 1995, the allowance for possible loan losses was $1,163,000, or 2.19% of loans (net of unearned discount) compared to $1,182,000, or 2.12% of net loans at December 31, 1994.

The adequacy of the allowance for loan losses is determined by management based upon a number of factors, including among others, the specific allowances needed on impaired loans, analytical reviews of loan loss experience in relationship to outstanding loans and commitments, other loans presenting credit concerns; trends in loan growth, portfolio composition and quality; use of appraisals to estimate the value of collateral and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Changes in the allowance may occur because of changing economic conditions and economic prospects or financial position of borrowers. While there can be no assurance that the allowance for loan losses will be adequate to cover all losses from all loans, management believes that the allowance for loan losses is adequate. While management uses all available information to estimate the adequacy of the allowance for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future addition to the allowance will be based upon changes in economic conditions and other relevant factors that may be beyond the Company's control.

       Net charge-offs as a percentage of average net loans for 1995, 1994 and 1993 were 1.10%, 0.47% and 0.00%, respectively. Of the $559,000 net charge-offs in 1995, $318,000 was the result of the failure of one borrower in the last quarter of 1995. The $220,000 net charge-offs in 1994 is the result of charge-offs coming back into line with what historically has been a normal charge-off amount for the Company.

       As of January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 114 ("SFAS 114"), Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. These new standards had no material impact on the Company's financial statements at initial adoption nor expected ongoing operations. The new standards address the accounting by creditors for impairment of loans, except large groups of smaller-balance homogeneous loans, that are collectively valued for impairment. The new standards require that the allowance for possible loan loss on impaired loans be measured based on the present value of expected future cash flows discounted at the loans' effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. As the measurement of the allowance for possible loan losses changes, the change is reported as provision for possible loan losses in the same manner in which the impairment initially was recognized or as a reduction in the amount of provision for possible loan losses that otherwise would be reported.

       The Company has defined its population of impaired loans as consisting of all loans internally classified by management's loan review process. This review process includes consideration of factors such as cash flow, collateral position, past performance, and overall financial condition of the borrower.
All nonaccrual loans are also considered to be impaired. When an impaired loan is deemed to be nonperforming and the only repayment method would be through liquidation, the loan is charged-off down to the market value of the collateral and the liquidation process begins. Any remaining deficit is then charged-off after the liquidation process.

Due to the majority of the Bank's loans being in the agricultural sector, management uses the market price or the fair value of the collateral compared to the balance of the loan method for most of its impaired loans.


                                               DECEMBER 31,
                                                   1995

Gross impaired loans which have allowances       $4,110,000

Less:  Related allowances for loan losses          (733,000)
                                                 ----------
Net impaired loans with related allowances        3,377,000

Impaired loans with no related allowances         2,967,000
                                                 ----------

                                                 $6,344,000
                                                 ==========

       The average impaired loans outstanding for the period ended December 31, 1995, was approximately $6,372,000 and interest income recognized for the period ended December 31, 1995 was approximately $440,000.

       An analysis of the allowance for loan losses by quarter for the three-year period ended December 31, 1995 is as follows:


                                                              1993
                                   -------------------------------------------------------
                                     1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER

Balance at beginning of period        $  923,000    $1,110,000    $1,175,000    $1,095,000
Provision charged to expense              60,000        60,000        60,000        60,000
Recoveries of amounts charged-off        133,000        28,000        37,000        62,000
Loans charged-off                         (6,000)      (23,000)     (177,000)      (55,000)
                                      ----------    ----------    ----------    ----------
Balance at end of period              $1,110,000    $1,175,000    $1,095,000    $1,162,000
                                      ==========    ==========    ==========    ==========


                                                              1994
                                   -------------------------------------------------------
                                     1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER

Balance at beginning of period        $1,162,000    $1,221,000    $1,260,000    $1,291,000
Provision charged to expense              60,000        60,000        60,000        60,000
Recoveries of amounts charged-off              -         1,000        58,000         5,000
Loans charged-off                         (1,000)      (22,000)      (87,000)     (174,000)
                                      ----------    ----------    ----------    ----------
Balance at end of period              $1,221,000    $1,260,000    $1,291,000    $1,182,000
                                      ==========    ==========    ==========    ==========


                                                              1995
                                   -------------------------------------------------------
                                     1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER

Balance at beginning of period        $1,182,000    $1,241,000    $1,295,000    $1,264,000
Provision charged to expense              60,000        60,000        60,000       360,000
Recoveries of amounts charged-off          2,000        12,000        12,000         2,000
Loans charged-off                         (3,000)      (18,000)     (103,000)     (463,000)
                                      ----------    ----------    ----------    ----------
Balance at end of period              $1,241,000    $1,295,000    $1,264,000    $1,163,000
                                      ==========    ==========    ==========    ==========


       The large increase in the provision for loan losses in the fourth quarter of 1995 was the result of the failure of one borrower. While management monitors all lines of credit and attempts to predict and prepare for problem loans through the provision for possible loan losses, some lines become problem lines faster than others. Management does not believe that this isolated incident is a trend in the economy or of the Bank's loan portfolio. The Board of Directors regularly reviews the provision for loan losses and has a systematic approach by which adequacy is determined. This is done on a quarterly basis or as events occur which affect the reserve's adequacy. In management's opinion the reserve for loan losses has been adequate as of each quarter. Market conditions indicate that amounts in 1996 may be slightly higher than in past years.

       Loans are placed on nonaccrual status when management believes that the borrower's financial condition, after giving consideration to economic and business conditions and collection efforts, is such that collection of interest is doubtful. When a loan is placed on nonaccrual and previously accrued but uncollected interest is deemed to be uncollectible, the amount of accrued interest receivable which was recorded in the current year is reversed against current year operations and the remainder is charged against the allowance for loan losses. Subsequently, interest income is only recognized upon receipt.

       A bank is said to have a concentration of credit when more than 10% of its total loans are to borrowers who would, by the nature of their businesses, be similarly impacted by economic or other conditions. The Company has a concentration of loans to individuals and companies in the agriculture industry. In addition, the local economy of Kingfisher County, where most of the Bank's customers reside, is significantly affected by the energy industry. While the Bank has made few direct loans to energy related borrowers, indirectly events which affect the energy industry will affect the Bank's borrowers.

       Details of the year end loan balances are as follows:


                                             1995                 1994
                                    ---------------------  ---------------------

    Commercial                       $ 9,336,785    17.6%   $ 9,198,218    16.5%
    Agriculture                       22,622,901    42.6     27,475,657    49.4
    Real estate mortgage               9,820,978    18.5      8,459,308    15.2
    Installment and other consumer    11,340,534    21.3     10,514,031    18.9
                                     -----------   -----    -----------   -----
                                      53,121,198   100.0     55,647,214   100.0
    Less unearned discount                (4,980)    0.0        (13,372)    0.0
                                     -----------   -----    -----------   -----
                                     $53,116,218   100.0%   $55,633,842   100.0%
                                     ===========   =====    ===========   =====


       Current economic conditions in the agriculture industry demand that the Company's monitoring efforts with respect to these borrowers be intense. Management and the Board of Directors have been and will continue to devote a significant amount of time and effort to working with borrowers in this industry whose loans comprise a significant portion of the amounts included in the nonperforming asset table below.

                                                      1995         1994

    Nonaccrual loans                                $1,635,120   $1,214,240
    Loans 90 days past due, still accruing income      376,575       99,764
                                                    ----------   ----------
    Total nonperforming loans                        2,011,695    1,314,004
    Owned real estate                                   13,100      264,197
                                                    ----------   ----------
    Total nonperforming assets                      $2,024,795   $1,578,201
                                                    ==========   ==========


                 ANALYSIS OF ALLOWANCE FOR POSSIBLE LOAN LOSSES
                 ----------------------------------------------


                                        YEAR ENDED DECEMBER 31,
                                        -----------------------
                                       1995            1994

    BALANCE, at beginning of year   $1,182,000      $1,162,000

    CHARGE-OFFS:
    Commercial                         (19,000)        (87,099)
    Agriculture                       (536,699)       (168,625)
    Installment and other              (31,301)        (28,276)
                                    ----------      ----------
                                      (587,000)       (284,000)
    RECOVERIES:
    Commercial                          14,505           4,333
    Agriculture                          3,405          54,616
    Installment and other               10,090           5,051
                                    ----------      ----------
                                        28,000          64,000
                                    ----------      ----------

    NET CHARGE-OFFS                   (559,000)       (220,000)

    PROVISION CHARGED TO EXPENSE       540,000         240,000
                                    ----------      ----------

    BALANCE, at end of year         $1,163,000      $1,182,000
                                    ==========      ==========

                    ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                    ---------------------------------------

                             DECEMBER 31, 1995        DECEMBER 31, 1994
                             -----------------        -----------------
                                        PERCENT                    PERCENT
                                        OF TOTAL                  OF TOTAL
                             AMOUNT      LOANS         AMOUNT       LOANS

    COMMERCIAL              $   82,000    .16%      $  200,000       .36%
    AGRICULTURE              1,069,000   2.02          755,000      1.35
    MORTGAGE                         -      -           60,000       .11
    INSTALLMENT AND OTHER       12,000    .01          167,000       .30
                            ----------   ----       ----------      ----

                            $1,163,000   2.19%      $1,182,000      2.12%
                            ==========   ====       ==========      ====

       In 1995, in connection with the adoption of SFAS 114, the allocation of allowances includes specific allowances for impaired loans.

Capital Resources
-----------------

       The Federal Deposit Insurance Corporation has issued minimum capital requirements. The capital standards, which have also been adopted by the Federal Reserve Board, require minimum "total" capital of 8.00% of risk-adjusted assets, of which 4.00% must be Tier 1 capital and a minimum 3% leverage ratio. The Federal Reserve Board requires minimum capital for a "well capitalized" bank holding company to be "total" capital of 10.00% of risk-adjusted assets, of which 6% must be Tier 1 capital and a leverage ratio of 5%. The Company's capital ratios at December 31, 1995 were 20.45% "total" capital, 19.20% Tier 1 capital and 11.61% leverage ratio, which exceed all required levels. The repurchase of common stock in January of 1996 would result in proforma ratios as follows: "total" capital of 15.25%, Tier 1 capital of 14.00%, and a leverage ratio of 8.46%, which would exceed all required levels for a "well-capitalized" bank holding company.

       The Company's most important source of capital has been internal growth through retained earnings. Internal capital generation is a factor of earnings and dividend policy. The rate of internal equity growth for the Company was
4.29 in 1995 and 5.22 in 1994.

Inflation
---------

       The financial statements presented in this report have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in terms of historical dollars without regard to changes over time in the relative purchasing power of money. Unlike most industrial companies, banks hold substantially all of their assets and liabilities, other than premises and equipment and other real estate, in monetary form, and generally have an excess of monetary assets over liabilities. While inflation causes a loss of purchasing power in the value of stockholders' equity for all banking organizations, the ability of a company, financial or industrial, to earn a real return on equity is of greater importance. Management believes that historical information regarding the maturities of various assets and liabilities and interest rate sensitivity, coupled with an understanding of current economic trends, offers insights for assessing a financial institution's ability to cope with continuing inflation.

Accounting Standards Not Yet Adopted
------------------------------------

       In May 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 122, Accounting for Mortgage Servicing Rights, which amends the accounting for the rights to service mortgage loans originated and requires evaluating for impairment amounts capitalized as mortgage servicing rights. In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 establishes a fair value method and disclosure standards for stock-based employee compensation arrangements, such as stock purchase plans and stock options. The Company does not participate in stock-based employee compensation arrangements and does not anticipate participation in such arrangements in the future. Adoption of SFAS Nos. 122 and 123 is required in fiscal years beginning after December 15, 1995. Therefore, as permitted by SFAS No. 123, the Company will continue to follow the provisions of APB No. 25 for any such future stock-based compensation arrangements and disclose proforma effects. The Company will adopt these new standards effective January 1, 1996. Management believes that adoption of SFAS Nos. 122 and 123 will not have a material impact on the Company's consolidated financial position or results of operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

       See Item 14.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Kingfisher Bancorp, Inc.
Kingfisher, Oklahoma

We have audited the accompanying consolidated balance sheets of Kingfisher Bancorp, Inc. and subsidiary (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kingfisher Bancorp, Inc. and subsidiary at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 14 to the consolidated financial statements, subsequent to the 1995 year end the Company reacquired 15,546 shares of its common stock from stockholders.


/s/ Deloitte & Touche LLP

January 26, 1996

Oklahoma City, Oklahoma

KINGFISHER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
---------------------------------------------------------------------


ASSETS                                        1995           1994

CASH AND CASH EQUIVALENTS                  $ 7,160,772    $ 1,312,256
INVESTMENT SECURITIES                       26,933,524     30,801,672
LOANS, less allowance for loan losses
  of $1,163,000 and $1,182,000              51,953,218     54,451,842
OWNED REAL ESTATE                               13,100        264,197
BANK PREMISES AND EQUIPMENT, net               251,357        335,841
ACCRUED INTEREST AND OTHER ASSETS            1,505,444      1,519,834
DEFERRED INCOME TAXES                          382,879        452,337
                                           -----------    -----------

TOTAL                                      $88,200,294    $89,137,979
                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS:
  Demand - noninterest bearing             $ 6,291,322    $ 6,834,733
  NOW accounts                               8,218,752      8,492,928
  Savings and time deposits less than
   $100,000                                 45,537,800     45,093,593
  Time deposits of $100,000 or more         16,888,180     16,853,477
                                           -----------    -----------
                                            76,936,054     77,274,731

OTHER LIABILITIES                              722,662        629,748
NOTES PAYABLE                                   39,280         62,474
OTHER BORROWINGS                               151,111      1,061,707
                                           -----------    -----------

TOTAL LIABILITIES                           77,849,107     79,028,660
                                           -----------    -----------

STOCKHOLDERS' EQUITY:
  Common stock, par value $1.00 per
   share, 240,000 shares authorized;
   120,000 shares issued                       120,000        120,000
  Additional paid-in capital                 2,360,000      2,360,000
  Retained earnings                         11,598,039     11,121,400
  Unrealized gain (loss) on investment
   securities available for sale,
   net of deferred income taxes of
   $(19,932) and $60,499                        31,170        (98,709)
                                           -----------    -----------
                                            14,109,209     13,502,691

  Less 55,282 and 52,432 shares of
   treasury stock, at cost (Note 14)        (3,758,022)    (3,393,372)
                                           -----------    -----------

TOTAL STOCKHOLDERS' EQUITY                  10,351,187     10,109,319
                                           -----------    -----------

TOTAL                                      $88,200,294    $89,137,979
                                           ===========    ===========


See notes to consolidated financial statements.

KINGFISHER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
-------------------------------------------------------------------------------


                                             1995         1994          1993
INTEREST INCOME:
  Loans                                    $4,516,938   $3,999,091   $3,916,802
  Investment securities:
    U.S. Treasury and U.S. Government
      agency securities                     1,612,007    1,620,406    1,694,565
    Obligations of states and political
     subdivisions                             214,275      323,928      379,848
  Federal funds sold and other
   temporary investments                      240,240      269,515      197,078
                                           ----------   ----------   ----------

            Total interest income           6,583,460    6,212,940    6,188,293
                                           ----------   ----------   ----------

INTEREST EXPENSE:
  NOW, savings and time deposits less
   than $100,000                            2,529,157    2,050,154    2,240,005
  Time deposits of $100,000 or more           867,647      652,655      307,820
  Other borrowings                             12,515        7,523        7,510
  Notes payable                                 3,740        4,513       26,284
                                           ----------   ----------   ----------

            Total interest expense          3,413,059    2,714,845    2,581,619
                                           ----------   ----------   ----------

NET INTEREST INCOME BEFORE PROVISION
  FOR LOAN LOSSES                           3,170,401    3,498,095    3,606,674

PROVISION FOR LOAN LOSSES                     540,000      240,000      240,000
                                           ----------   ----------   ----------

NET INTEREST INCOME                         2,630,401    3,258,095    3,366,674
                                           ----------   ----------   ----------

OTHER INCOME:
  Service charges and fees on deposit
   accounts                                   313,486      255,851      246,739

  Other                                        66,887       77,095      153,886
                                           ----------   ----------   ----------

            Total other income                380,373      332,946      400,625
                                           ----------   ----------   ----------

OTHER EXPENSES:
  Salaries and wages                          919,237      882,746      814,790
  Employee benefits                           225,877      240,507      233,748
  Insurance                                   146,008      227,580      230,344
  Printing and supplies                        72,269       71,622       90,516
  Data processing                              63,233       63,542       40,629
  Legal and examination                        81,494       86,447      126,707
  Loss on sale of available for sale                -       53,093            -
   investment securities
  General and administrative                  543,851      804,083      562,617
                                           ----------   ----------   ----------

            Total other expenses            2,051,969    2,429,620    2,099,351
                                           ----------   ----------   ----------


                                                                     (Continued)

KINGFISHER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
--------------------------------------------------------------------------------

                                             1995        1994          1993
INCOME BEFORE INCOME TAXES AND CUMU-
  LATIVE EFFECT OF ACCOUNTING CHANGE       $958,805   $1,161,421    $1,667,948

INCOME TAX PROVISION                        210,694      334,362       482,120
                                           --------   ----------    ----------

INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE               748,111      827,059     1,185,828

CUMULATIVE EFFECT OF CHANGE
  IN METHOD OF ACCOUNTING FOR
  INCOME TAXES                                    -            -       162,000
                                           --------   ----------    ----------

NET INCOME                                 $748,111   $  827,059    $1,347,828
                                           ========   ==========    ==========

INCOME PER SHARE BEFORE
  CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                        $  11.33   $    12.20    $    17.22

CUMULATIVE EFFECT OF CHANGE
  IN METHOD OF ACCOUNTING
  FOR INCOME TAXES PER SHARE                      -            -          2.35
                                           --------   ----------    ----------

NET INCOME PER SHARE                       $  11.33   $    12.20    $    19.57
                                           ========   ==========    ==========


See notes to consolidated financial statements.                    (Concluded)

KINGFISHER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

----------------------------------------------------------------------------------------------------------------------------
                                                                         UNREALIZED GAIN (LOSS)
                                             ADDITIONAL                        ON SECURITIES                TREASURY STOCK
                                   COMMON      PAID-IN      RETAINED        AVAILABLE FOR SALE,         ---------------------
                                    STOCK      CAPITAL      EARNINGS            NET OF TAX                SHARES      COST

BALANCE, JANUARY 1, 1993           $120,000   $2,360,000   $ 9,427,719              $         -           51,097   $3,248,172

Acquisition of treasury stock             -            -             -                        -              185       12,950

Cash dividends ($3.00 per share)          -            -      (206,334)                       -                -            -

Net income                                -            -     1,347,828                        -                -            -
                                  ---------  -----------   -----------              -----------           ------  -----------

BALANCE, DECEMBER 31, 1993          120,000    2,360,000    10,569,213                        -           51,282    3,261,122

Acquisition of treasury stock             -            -             -                        -            1,150      132,250

Cash dividends ($4.00 per share)          -            -      (274,872)                       -                -            -

Net income                                -            -       827,059                        -                -            -

Unrealized loss on securities
  available for sale, net of tax          -            -             -                  (98,709)               -            -
                                  ---------  -----------   -----------              -----------           ------  -----------

BALANCE, DECEMBER 31, 1994          120,000    2,360,000    11,121,400                  (98,709)          52,432    3,393,372

Acquisition of treasury stock             -            -             -                        -            2,850      364,650

Cash dividends ($4.00 per share)          -            -      (271,472)                       -                -            -

Net income                                -            -       748,111                        -                -            -

Unrealized gain on securities
  available for sale, net of tax          -            -             -                  129,879                -            -
                                  ---------  -----------   -----------              -----------           ------  -----------

BALANCE, DECEMBER 31, 1995         $120,000   $2,360,000   $11,598,039                 $ 31,170           55,282   $3,758,022
                                  =========  ===========   ===========              ===========           ======  ===========


See notes to consolidated financial statements.

KINGFISHER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
-------------------------------------------------------------------------------

                                               1995          1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $   748,111   $    827,059    $ 1,347,828
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
      Provision for loan losses               540,000        240,000        240,000
      Cumulative effect of change in
       accounting for income taxes                  -              -       (162,000)
      Depreciation and amortization            94,849        126,601        144,765
      Amortization of investment
       security premiums                       60,416        101,512         79,568
      Accretion of investment security
       discounts                              (99,901)       (81,421)       (38,645)
      (Benefit) provision for deferred
       income taxes                           (10,973)      (160,838)       103,400
      (Increase) decrease in accrued
       interest receivable and other assets    14,390        (24,883)       (60,274)
      Increase (decrease) in other
       liabilities                             92,914        382,712        (80,984)
      Loss on sale of investment
       securities available for sale                -         53,093              -
                                          -----------   ------------    -----------
            Net cash provided by
             operating activities           1,439,806      1,463,835      1,573,658
                                          -----------   ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease (increase) in loans          2,186,887     (6,163,906)    (6,136,264)
  Proceeds from maturities of
   investment securities                    4,117,943      9,177,608     10,662,225
  Proceeds from sale of investment
   securities -
    available for sale                              -        941,875              -
  Purchase of investment securities -
   held to maturity                                 -    (15,083,802)    (5,940,294)
  Purchase of bank premises and
   equipment                                  (10,365)       (44,267)       (70,088)
  Proceeds from sale of owned real
   estate                                      22,834          6,889        406,439
                                          -----------   ------------    -----------
            Net cash provided by (used
             in) investing activities       6,317,299    (11,165,603)    (1,077,982)
                                          -----------   ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand
   deposit and NOW accounts                  (817,587)        13,591     (1,018,011)
  Net increase in savings and time
   deposits                                   478,910        853,418        977,948
  (Decrease) increase in other borrowed
   funds                                     (910,596)       528,516        124,146
  Payments to acquire treasury stock         (364,650)      (132,250)       (12,950)
  Cash dividends paid                        (271,472)      (274,872)      (206,334)
  Repayment of notes payable                  (23,194)       (21,658)      (450,632)
                                          -----------   ------------    -----------
            Net cash (used in) provided
             by financing activities       (1,908,589)       966,745       (585,833)
                                          -----------   ------------    -----------

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                      5,848,516     (8,735,023)       (90,157)

CASH AND CASH EQUIVALENTS:
  Beginning of the year                     1,312,256     10,047,279     10,137,436
                                          -----------   ------------    -----------

  End of the year                         $ 7,160,772   $  1,312,256    $10,047,279
                                          ===========   ============    ===========


                                                                   (Continued)

KINGFISHER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
--------------------------------------------------------------------------------


                                              1995          1994         1993
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:

    Cash paid for interest (including
      interest credited to deposit
      accounts)                           $3,314,907    $2,481,895   $2,646,583
                                          ==========    ==========   ==========

    Cash paid for income taxes            $  239,920    $  420,019   $  494,250
                                          ==========    ==========   ==========


SUPPLEMENTAL SCHEDULE OF
  NONCASH FINANCING ACTIVITIES:

    Owned real estate transferred to
      loans                               $  228,263    $        -   $        -
                                          ==========    ==========   ==========
    Loans transferred to owned real
      estate                              $        -    $  204,002   $   83,124
                                          ==========    ==========   ==========
    Unrealized (gain) loss on
      securities available for sale,
      net of tax                          $ (129,879)   $   98,709   $        -
                                          ==========    ==========   ==========


See notes to consolidated financial statements.                     (Concluded)

KINGFISHER BANCORP, INC. AND SUBSIDIARY


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Kingfisher Bancorp, Inc. (the "Company") and Kingfisher Bank and Trust Co. (the "Bank") after elimination of all material intercompany accounts and transactions.

      BASIS OF PRESENTATION - In preparing its financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates shown on the consolidated statements of financial position and revenues and expenses for the periods. Actual results could differ significantly from those estimates. Changes in economic conditions could impact the determination of material estimates such as the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

      CASH AND CASH EQUIVALENTS AND CASH FLOWS - Cash and cash equivalents include cash on hand, demand deposits with other banks and Federal funds sold. Cash and cash equivalents include Federal funds sold of $4,750,000 and $-0-at December 31, 1995 and 1994, respectively.

      INVESTMENT SECURITIES - Investments in debt and equity securities are identified as held to maturity, trading, and available for sale based on management's consideration of asset/liability strategy, changes in interest rates and prepayment risk, the need to increase capital and other factors. Under certain circumstances (including the deterioration of the issuer's creditworthiness, a change in tax law, or statutory or regulatory requirements), the Company may change the investment security classification. The classifications the Company utilizes determine the related accounting treatment for each category of investments. Investments classified as trading are accounted for at fair value, available for sale are accounted for at fair value with unrealized gains or losses, net of taxes, excluded from earnings and reported as a separate component of shareholders' equity, and held to maturity are accounted for at amortized cost.

      All held to maturity investment securities are adjusted for amortization of premiums and accretion of discounts. Amortization of premiums and accretion of discounts are recorded to income over the contractual maturity or estimated life of the individual investment on the level yield method. The Company has the ability and intent to hold to maturity its investment securities classified as held to maturity; accordingly, no adjustment has been made for the excess, if any, of amortized cost over market. Gain or loss of sale of investments is based upon the specific identification method. Income earned on the Company's investments in state and political subdivisions is not taxable.

      LOANS - Loans are carried at principal amounts outstanding after reduction of unearned discounts. Unearned discounts on installment loans are recognized as income over the terms of the loans using a method which approximates the interest method. Interest income on loans is credited to operations based on the principal amount outstanding. Loan origination fees and related costs, if material, are deferred and amortized as a yield adjustment over the life of the related loan.

      Loans are placed on nonaccrual status when management believes that the borrower's financial condition, after giving consideration to economic and business conditions and collection efforts, is such that collection of interest is doubtful. When a loan is placed on nonaccrual and previously accrued but uncollected interest is deemed to be uncollectible, the amount of accrued interest receivable which was recorded in the current year is reversed against current year operations and the remainder is charged against the allowance for loan losses. Subsequently, interest income is only recognized upon receipt.

      ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is established through a provision for loan losses charged to expense. Loans which are determined to be uncollectible are charged against this allowance and recoveries, if any, are added to the allowance. The adequacy of the allowance for loan losses is determined by management based upon a number of factors, including, among others, the specific allowances needed on impaired loans, analytical reviews of loan loss experience in relationship to outstanding loans and commitments, other loans presenting credit concerns; trends in loan growth, portfolio composition and quality; use of appraisals to estimate the value of collateral and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Changes in the allowance may occur because of changing economic conditions and economic prospects or financial position of borrowers. While there can be no assurance that the allowance for loan losses will be adequate to cover all losses from all loans, management believes that the allowance for loan losses is adequate. While management uses all available information to estimate the adequacy of the allowance for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based upon changes in economic conditions and other relevant factors that may be beyond the Company's control.

      Beginning in 1995, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS No. 114"), as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure. The allowance for loan losses related to loans that are identified for evaluation in accordance with SFAS No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent. The amount of impairment determined in accordance with SFAS No. 114 did not differ materially from amounts previously provided. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

      OWNED REAL ESTATE - Owned real estate is carried at the lower of cost or estimated fair value.

      BANK PREMISES AND EQUIPMENT - Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using accelerated and straight-line methods over the estimated useful lives of the depreciable assets which range from five to 40 years.

      INCOME TAXES - The Company and its subsidiary file consolidated income tax returns. Effective January 1, 1993, the Bank adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, on a prospective basis. This standard requires, among other things, recognition of tax expense or benefit, measured by enacted tax rates, attributable to deductible temporary differences in the bases of certain assets and liabilities for financial statement and income tax reporting purposes, primarily the allowance for loan losses and directors deferred compensation. A valuation allowance will be established if it is more likely than not that some portion of the deferred tax asset will not be realized.

      NET INCOME PER SHARE - Net income per share of common stock is based on the weighted average number of shares outstanding during each year which was 66,018, 67,774 and 68,869 in 1995, 1994 and 1993, respectively. See
      Note 14 regarding repurchase of common stock subsequent to year end.

      DIVIDEND RESTRICTIONS - Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory authorities.

      TRUST DEPARTMENT - Assets (other than cash deposits) held by the Bank in a fiduciary or agency capacity are not included in the consolidated balance sheets, since such items are not assets or liabilities of the Bank. Trust fee income is recognized on the cash basis which does not differ materially from the accrual basis.

      NEW ACCOUNTING STANDARDS - Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS No. 107"), was adopted for the year ending December 31, 1995. SFAS No. 107 requires the disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized, in the balance sheet.

      Statement of Financial Accounting Standards No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments ("SFAS No. 119"), was also adopted for the year ending December 31, 1995. SFAS No. 119 requires the disclosure about amounts, nature and terms of derivative financial instruments. The Company has never purchased or sold any derivative financial instruments and presently does not anticipate involvement in any such transactions.

      RECLASSIFICATIONS - Certain reclassifications have been made to the 1994 and 1993 financial statements to conform them to the classifications used in 1995.

2.    INVESTMENT SECURITIES

      Information with respect to investment securities is presented below:


                                                      DECEMBER 31, 1995
                               ----------------------------------------------------------------

                                               GROSS       GROSS     APPROXIMATE
                                AMORTIZED    UNREALIZED  UNREALIZED      FAIR        CARRYING
                                   COST        GAINS       LOSSES       VALUE         AMOUNT
    HELD TO MATURITY:
    U.S. Treasury securities    $17,871,143    $308,917    $ 26,060   $18,154,000   $17,871,143
    U.S. Government agency
    securities                    3,026,871      30,566      12,437     3,045,000     3,026,871
    Obligations of states and
    political subdivisions        3,013,960     102,732     108,692     3,008,000     3,013,960
                                -----------    --------    --------   -----------   -----------

                                 23,911,974     442,215     147,189    24,207,000    23,911,974
    AVAILABLE FOR SALE:
    U.S. Treasury securities      2,970,448      51,102           -     3,021,550     3,021,550
                                -----------    --------    --------   -----------   -----------

    Total                       $26,882,422    $493,317    $147,189   $27,228,550   $26,933,524
                                ===========    ========    ========   ===========   ===========



                                                              DECEMBER 31, 1994
                                 ----------------------------------------------------------------------------

                                                     GROSS           GROSS        APPROXIMATE
                                   AMORTIZED       UNREALIZED      UNREALIZED        FAIR         CARRYING
                                      COST           GAINS           LOSSES          VALUE         AMOUNT
    HELD TO MATURITY:
    U.S. Treasury securities        $19,834,678     $     6,078     $   689,756    $19,151,000    $19,834,678
    U.S. Government agency
    securities                        4,046,633           2,543         213,476      3,835,700      4,046,633
    Obligations of states and
    political subdivisions            4,118,501          67,179         229,680      3,956,000      4,118,501
                                    -----------     -----------     -----------  -------------  -------------

                                     27,999,812          75,800       1,132,912     26,942,700     27,999,812
    AVAILABLE FOR SALE:
    U.S. Treasury securities          2,961,068               -         159,208      2,801,860      2,801,860
                                    -----------     -----------     -----------  -------------  -------------

    Total                           $30,960,880     $    75,800     $ 1,292,120    $29,744,560    $30,801,672
                                    ===========     ===========     ===========  =============  =============


    The contractual maturity distributions of investment securities held at December 31, 1995 are as follows:

                                                                  APPROXIMATE
                                                   AMORTIZED          FAIR         CARRYING
    HELD TO MATURITY:                                 COST           VALUE          AMOUNT
    U.S. Treasury securities:
    Due within 1 year                               $ 5,973,278     $ 6,001,000    $ 5,973,278
    Due after 1 but within 5 years                   11,897,865      12,153,000     11,897,865
                                                    -----------     -----------  -------------
                                                     17,871,143      18,154,000     17,871,143
                                                    -----------     -----------  -------------

    U.S. Government agency securities:
    Due after 1 but within 5 years                    1,000,000       1,006,600      1,000,000
    Due within 10 years                               1,295,185       1,319,200      1,295,185
    Due after 10 years                                  731,686         719,200        731,686
                                                    -----------     -----------  -------------
                                                      3,026,871       3,045,000      3,026,871
                                                    -----------     -----------  -------------

    Obligations of states and political
    subdivisions:
    Due within 1 year                                   104,993         105,500        104,993
    Due after 1 but within 5 years                    1,230,930       1,270,000      1,230,930
    Due after 5 but within 10 years                   1,396,747       1,340,000      1,396,747
    Due after 10 years                                  281,290         292,500        281,290
                                                    -----------     -----------  -------------
                                                      3,013,960       3,008,000      3,013,960
                                                    -----------     -----------  -------------
    AVAILABLE FOR SALE:
    U.S. Treasury securities:
    Due after one but within five years               2,970,448       3,021,550      3,021,550
                                                    -----------     -----------  -------------

    Total                                           $26,882,422     $27,228,550    $26,933,524
                                                    ===========     ===========  =============

      At December 31, 1995 and 1994, investment securities with carrying amounts of approximately $13,293,000 and $15,169,000, respectively, were pledged to secure public and trust deposits and the treasury, tax and loan account.

      During 1994, available for sale investment securities with an amortized cost of $994,968 were sold for $941,875, resulting in a loss of $53,093. No investment securities were sold during 1995.

3.    CAPITAL REQUIREMENTS

      The Federal Reserve Board requires minimum capital for bank holding companies as follows: 8% total risk-based capital to risk-weighted assets; 4% Tier I risk-based capital to risk-weighted assets; and a 3% leverage ratio. At December 31, 1995, the Company's capital exceeds these requirements. The Company's capital ratios at December 31, 1995 are as follows: 20.4% total risk-based capital to risk-adjusted assets; 19.2% Tier I risk-based capital to risk-adjusted assets; and an 11.6% leverage ratio. Similar capital requirements also exist for the Bank.

      Approval of the regulatory authorities is required if the Bank declares dividends in any calendar year which exceed the net profits for that year, as defined, combined with the retained net profits of the two preceding years, less any required transfers to surplus. At December 31, 1995, the Bank had approximately $1,300,000 available for the payment of dividends without regulatory approval.

      See Note 14 regarding repurchase of common stock subsequent to year end.

4.    LOANS AND ALLOWANCE FOR LOAN LOSSES

      The Bank grants agricultural, commercial, real estate and other loans throughout its lending area which is primarily Kingfisher County, Oklahoma. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their obligations to the Bank is dependent on the general economic conditions in Oklahoma and Kingfisher County. Furthermore, a significant portion of the Bank's loans are made to loan customers engaged in the agricultural industry, which, by its nature, is subject to volatility, based on factors and events beyond the customer's control such as weather conditions and livestock and crop prices. Generally, the loans are secured by assets which are primarily located within the Bank's lending area. In the normal course of business, the loans are expected to be repaid from cash flow or proceeds from the sale of assets of the borrowers. The Bank's lending policy requires that secured loans be collateralized by sufficient assets to provide a margin of safety between the loan balance and the value of underlying collateral securing the loan. When borrowers default on loans, the Bank pursues normal legal actions to foreclose upon or repossess the collateral securing the loan.


Details of the loan balances are as follows:


                                                        DECEMBER 31,
                                                ----------------------------
                                                    1995           1994

           Commercial                            $ 9,336,785    $ 9,198,218
           Agricultural                           22,622,901     27,475,657
           Real estate mortgage                    9,820,978      8,459,308
           Installment and other consumer         11,340,534     10,514,031
                                                 -----------    -----------
                                                  53,121,198     55,647,214
           Less unearned discount                     (4,980)       (13,372)
                                                 -----------    -----------
                                                  53,116,218     55,633,842
           Less allowance for loan losses         (1,163,000)    (1,182,000)
                                                 -----------    -----------

           Net loans                             $51,953,218    $54,451,842
                                                 ===========    ===========

      Loans on which interest was not being accrued amounted to $1,634,000 and $1,574,000 at December 31, 1995 and 1994, respectively. Had these loans been earning interest in 1995 in accordance with the original terms, interest income of $322,000 would have been recorded rather than the $64,000 included in the consolidated statement of income. The comparable amounts for 1994 and 1993 were $308,000 and $45,000, and $211,000 and $27,000, respectively.

      A summary of transactions in the allowance for loan losses is as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                           1995          1994          1993

    Balance at beginning of year        $1,182,000    $1,162,000    $  923,000
    Provision charged to expense           540,000       240,000       240,000
    Recoveries of amounts charged-off       28,000        64,000       260,000
    Loans charged-off                     (587,000)     (284,000)     (261,000)
                                        ----------    ----------    ----------

    Balance at end of year              $1,163,000    $1,182,000    $1,162,000
                                        ==========    ==========    ==========

      In general, the Bank has defined its population of impaired loans as consisting of all loans internally classified by management's loan review process. This review process includes consideration of factors such as cash flow, collateral position, past performance, and overall financial condition of the borrower. A summary of impaired loans at December 31, 1995 follows:

    Gross impaired loans which have allowances   $4,110,000
    Less:  Related allowances for loan losses      (733,000)
                                                 ----------
    Impaired loans, net of related allowances     3,377,000
    Impaired loans with no related allowances     2,967,000
                                                 ----------

    Total                                        $6,344,000
                                                 ==========

      The average balance of impaired loans outstanding for the period ended December 31, 1995 was approximately $6,372,000, and interest income recognized on impaired loans for the year ended December 31, 1995 was approximately $440,000.

      The Company's only financial instruments with off balance sheet risk are unfunded lines of credit and standby letters of credit issued by the Bank. The amount of unfunded lines of credit were $11,077,000 and $8,210,000 at December 31, 1995 and 1994, respectively. In addition, the Bank has extended standby letters of credit amounting to $124,000 and $149,000 at December 31, 1995 and 1994, respectively. These commitments are generally secured by terms similar to funded extensions of credit. Management does not anticipate any material loss as a result of these commitments.

      Certain of the Bank's executive officers and directors had transactions with the Bank in the ordinary course of business. Furthermore, certain of these officers and directors also own partial interest in the Company's common stock. In the opinion of management, such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk. Loan transactions with executive officers and directors and their affiliated interests whose indebtedness to the Bank exceeded $60,000 at any time during the year were as follows:

                                     YEAR ENDED DECEMBER 31,
                                    --------------------------
                                        1995          1994

    Balance at beginning of year    $ 3,374,898   $ 3,216,950
    Loans made during the year        3,387,371     3,527,306
    Repayment and renewal of loans   (3,569,798)   (3,369,358)
                                    -----------   -----------

    Balance at end of year          $ 3,192,471   $ 3,374,898
                                    ===========   ===========

      During 1995 and 1994, there were no such loans charged off or considered to be nonperforming.

5.    BANK PREMISES AND EQUIPMENT

      Bank premises and equipment are as follows:


                                                      DECEMBER 31,
                                               --------------------------
                                                   1995          1994

         Land                                  $   104,193   $   104,193
         Premises and equipment                  1,699,886     1,689,521
         Accumulated depreciation               (1,552,722)   (1,457,873)
                                               -----------   -----------

         Bank premises and equipment, net      $   251,357   $   335,841
                                               ===========   ===========

6.    NOTES PAYABLE

Notes payable at December 31, 1995 and 1994 consist of the following:


                                              1995      1994
Note payable to a trust with interest
 at the Bank's certificate of deposit
 rate plus 2%, monthly payments
 of $2,310 (adjusted annually), secured
 by 1,633 shares of the Company's
 treasury stock, due June 1, 1997            $39,280   $62,474
                                             =======   =======

Aggregate maturities of notes payable
 are as follows:

                            1996             $23,512
                            1997              15,768
                                             -------
                                             $39,280
                                             =======

7.    INCOME TAXES

      Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (the "Statement"). This Statement required an asset and liability approach for financial accounting and reporting for income taxes. The cumulative effect of this accounting change on years prior to 1993 was $162,000 and is reported as an increase to 1993 net earnings. Had the Statement not been adopted, the 1993 income tax expense would have been reduced by $162,000.

      The components of income tax expense (benefit) follow:


                    YEAR ENDED DECEMBER 31,
               ---------------------------------
                  1995        1994       1993
    Current:
    Federal     $269,070   $ 454,590    $339,050
    State          5,551      40,610      39,670
    Deferred:
    Federal      (47,809)   (136,812)    101,500
    State        (16,118)    (24,026)      1,900
                --------   ---------    --------

                $210,694   $ 334,362    $482,120
                ========   =========    ========

      The deferred tax assets at December 31, 1995 and 1994 were $382,879 and $452,337, respectively. The deferred income tax asset results from differences in the basis of the allowance for loan losses for financial statement and income tax purposes, the deferred compensation arrangements being deductible on a cash basis for income tax purposes and income taxes computed on unrealized gains and losses on securities available for sale. There were no valuation allowances at December 31, 1995 or 1994.

      The effective income tax rates are different from the statutory Federal income tax rates as a result of the following:

                                                 YEAR ENDED DECEMBER 31,
                              -------------------------------------------------------------
                                     1995                 1994                 1993
                              -------------------  -------------------  -------------------
                                           % OF                 % OF                 % OF
                                          PRETAX               PRETAX               PRETAX
                                AMOUNT    INCOME     AMOUNT    INCOME     AMOUNT    INCOME
Computed "expected" tax
  expense                      $325,993     34.0   $ 394,883     34.0   $ 567,120     34.0
Increase (decrease) in
  taxes resulting from:
    Nontaxable municipal
      interest income           (72,854)    (7.6)   (110,135)    (9.5)   (129,100)    (7.7)
    Nondeductible interest
      expense                     7,931       .8       6,937       .6       7,800      0.5
    Other, net                  (50,376)    (5.2)     42,677      3.7      36,300      2.1
                               --------     ----   ---------     ----   ---------     ----
                               $210,694     22.0   $ 334,362     28.8   $ 482,120     28.9
                               ========     ====   =========     ====   =========     ====

8.    OTHER BORROWINGS

      Other borrowings consist of the following:


                                               DECEMBER 31,
                                          ----------------------
                                             1995        1994

  Federal funds purchased                 $  -        $  900,000
  Treasury, tax and loan account            151,111      161,707
                                           --------   ----------

                                           $151,111   $1,061,707
                                           ========   ==========

9.    PROFIT-SHARING RETIREMENT PLAN

      The Company has a profit-sharing retirement plan covering substantially all employees. Contributions to the Plan are made on an annual basis pursuant to the formulas defined in the Plan. Employee benefits expense includes $34,270, $56,985 and $72,276 contributed to the Plan for 1995, 1994 and 1993, respectively.

10.   DEFERRED COMPENSATION ARRANGEMENTS

      The Company and Bank have unfunded deferred compensation arrangements which were created in 1994 for the benefit of the Company's and Bank's directors. Under the provisions of these arrangements, directors initially were provided deferred compensation equal to one-half of the current year's retainer times the director's number of years of service, not to exceed ten years. Thereafter, each director with less than eleven years board tenure will earn deferred compensation in an amount equal to one-half of the director's retainer for that year. Plan vesting starts after completion of the sixth year, with full vesting after completion of the tenth year. The amount charged to general and administrative expense in 1995 and 1994 was $48,075 and $290,175, respectively. Six of the nine directors have served on the board eleven or more years and their deferred compensation arrangements have been credited with the maximum amount to be paid at the current retainer. The remaining three directors will reach the maximum ten years of credit with an additional one, two and five years of service, respectively. At the current retainer level, a maximum of $33,000 remains to be accrued under these arrangements.

11.   FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

      CASH AND CASH EQUIVALENTS - For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

      INVESTMENT SECURITIES - The fair value of investment securities is estimated based on available bid prices published in financial newspapers or bid quotations received from securities dealers.

      LOANS RECEIVABLE - Fair values are estimated for certain homogeneous categories of loans adjusted for differences in loan characteristics. The Bank's loans have been aggregated by categories consisting of commercial, agricultural, real estate, and installment and other consumer. The fair value of loans is estimated by discounting the cash flows using credit and interest rate risks inherent in the loan category and interest rates currently offered for loans with similar terms and credit risks.

      ACCRUED INTEREST RECEIVABLE - The carrying amount is a reasonable estimate of fair value for accrued interest receivable.

      DEPOSITS - The fair value of demand deposits, savings and NOW accounts, is the amount payable on demand at the consolidated balance sheet date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

      SHORT-TERM BORROWINGS - The fair value of short-term borrowings and federal funds purchased are the amounts payable at the consolidated balance sheet date, as the carrying amount is a reasonable estimate of fair value.

      OTHER LIABILITIES AND ACCRUED INTEREST PAYABLE - The estimated fair value of other liabilities, which primarily include trade accounts payable, and accrued interest payable approximates their carrying value.

      COMMITMENTS - Commitments to extend credit, standby letters of credit and financial guarantees written or other items have short maturities and therefore have no significant fair values.

      The carrying values and estimated fair values of the Company's financial instruments follow:

                                       DECEMBER 31, 1995
                                    ------------------------
                                     CARRYING       FAIR
                                      VALUES       VALUES

 Cash and cash equivalents          $ 7,160,772  $ 7,160,772
     Investment securities:
       Held to maturity              23,911,974   24,207,000
       Available for sale             3,021,550    3,021,550
     Loans receivable                51,953,218   52,701,000
     Accrued interest receivable      1,300,619    1,300,619
     Deposits                        76,936,054   77,028,000
     Accrued interest payable           384,412      384,412
     Other liabilities                  528,641      528,641
   Commitments                                -            -


      The above values do not take into consideration the potential income tax effect or other expenses that would be incurred in an actual sale or settlement of the financial instruments. Also, the above values do not reflect the estimated fair value of deposit or other customer intangible assets.

12.   ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

      In May 1995, the FASB issued SFAS No. 122, Accounting for Mortgage Servicing Rights, which amends the accounting for the rights to service mortgage loans originated and requires evaluating for impairment amounts capitalized as mortgage servicing rights. In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 establishes a fair value method and disclosure standards for stock-based employee compensation arrangements, such as stock purchase plans and stock options. The Company does not participate in stock-based employee compensation arrangements and does not anticipate participation in such arrangements in the future. Adoption of SFAS Nos. 122 and 123 is required in fiscal years beginning after December 15, 1995. Therefore, as permitted by SFAS No. 123, the Company will continue to follow the provisions of APB No. 25 for any such future stock-based compensation arrangements and disclose proforma effects. The Company will adopt these new standards effective January 1, 1996. Management believes that adoption of SFAS Nos. 122 and 123 will not have a material impact on the Company's consolidated financial position of results of operations.

13.   CONTINGENCIES

      At periodic intervals, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and Federal Reserve Bank routinely examine the Company's and Bank's financial statements as part of their legally prescribed oversight of the banking industry. Based on these examinations, the regulators can direct that the Company's and the Bank's financial statements be adjusted in accordance with their findings.

14.   SUBSEQUENT EVENTS

      On January 18, 1996, the Board of Directors of the Company accepted offers to purchase 15,546 shares of common stock from stockholders at a per share amount of $180. This treasury stock transaction will result in a reduction of total stockholders' equity of approximately $2,798,000. The purchase will be partially funded by a third party bank loan in the approximate amount of $3,100,000, funded under a $2,500,000 line of credit with variable interest at lender's prime (8.5% at inception), and secured by bank stock. Quarterly principal payments of approximately $88,000 commence on March 31, 1997 until maturity on December 31, 1998 when the unpaid balance shall be due in full.

15.   CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

      Following are condensed balance sheets at December 31, 1995 and 1994, and the related condensed statements of income and cash flows for each of the three years in the period ended December 31, 1995, for Kingfisher Bancorp, Inc. (parent company only).

          KINGFISHER BANCORP, INC.
           (PARENT COMPANY ONLY)

          CONDENSED BALANCE SHEETS
         DECEMBER 31, 1995 AND 1994
  ------------------------------------------------------------------

    ASSETS                                    1995          1994

    CASH                                   $     2,422   $    11,806
    INVESTMENT IN SUBSIDIARY BANK*          10,310,348    10,076,740
    LAND                                       104,193       104,193
    OTHER ASSETS                               118,028       128,816
                                           -----------   -----------

    TOTAL                                  $10,534,991   $10,321,555
                                           ===========   ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

    OTHER LIABILITIES                      $   144,524   $   149,762
    NOTES PAYABLE                               39,280        62,474
    STOCKHOLDERS' EQUITY                    10,351,187    10,109,319
                                           -----------   -----------

    TOTAL                                  $10,534,991   $10,321,555
                                           ===========   ===========

    *Eliminated in consolidation.


KINGFISHER BANCORP, INC.
(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
-----------------------------------------------------------------------------


                                             1995        1994         1993

DIVIDEND RECEIVED FROM SUBSIDIARY BANK*    $618,000    $387,600    $  669,600
RENTAL INCOME*                              114,000     114,000       114,000
OTHER INCOME                                     54       1,553           343
                                           --------    --------    ----------
                                            732,054     503,153       783,943
                                           --------    --------    ----------

INTEREST EXPENSE, OTHER                       3,740       4,513        26,284
OTHER EXPENSE                               117,410     230,874        66,066
                                           --------    --------    ----------
                                            121,150     235,387        92,350
                                           --------    --------    ----------

INCOME BEFORE INCOME TAX EXPENSE AND
  UNDISTRIBUTED  INCOME OF SUBSIDIARY       610,904     267,766       691,593

INCOME TAX BENEFIT                          (33,477)     (9,752)       (9,700)
                                           --------    --------    ----------

INCOME BEFORE UNDISTRIBUTED INCOME OF
  SUBSIDIARY                                644,381     277,518       701,293

EQUITY IN UNDISTRIBUTED INCOME OF
  SUBSIDIARY*                               103,730     549,541       646,535
                                           --------    --------    ----------


NET INCOME                                 $748,111    $827,059    $1,347,828
                                           ========    ========    ==========



*Eliminated in consolidation.

KINGFISHER BANCORP, INC.
(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
-----------------------------------------------------------------------------


                                             1995        1994         1993

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $ 748,111   $ 827,059    $1,347,828
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
      Equity in undistributed income of
       subsidiary                          (103,730)   (549,541)     (646,535)
      Other, net                              5,551     126,702         4,265
                                          ---------   ---------    ----------

            Net cash provided by
             operating activities           649,932     404,220       705,558
                                          ---------   ---------    ----------

CASH USED IN INVESTING ACTIVITIES:
  Purchase of land                                -           -       (20,000)
                                          ---------   ---------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable                (23,194)    (21,658)     (450,632)
  Payments to acquire treasury stock       (364,650)   (132,250)      (12,950)
  Dividends paid                           (271,472)   (274,872)     (206,334)
                                          ---------   ---------    ----------

            Net cash used in financing
             activities                    (659,316)   (428,780)     (669,916)
                                          ---------   ---------    ----------

(DECREASE) INCREASE IN CASH                  (9,384)    (24,560)       15,642

CASH:
  Beginning of year                          11,806      36,366        20,724
                                          ---------   ---------    ----------

  End of year                             $   2,422   $  11,806    $   36,366
                                          =========   =========    ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid for interest                $   3,740   $   4,513    $   26,284
                                          =========   =========    ==========

    Cash paid for income taxes            $   2,800   $  12,000    $   12,000
                                          =========   =========    ==========

                                *  *  *  *  *  *

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------

       Not applicable.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Directors
---------

       The directors of the Company are also directors of the Bank and will continue to serve as such until the next annual stockholders' meeting of the Company to be held in April 1996. Set forth below are the directors' names, ages, principal occupations and the year in which they first became a director of the Bank.

       Each of the persons named below was elected as a director of the Company at the time of its organization in April 1985 with two exceptions. Mr. Henderson was elected in April 1986 and Mr. Smith in August 1989. Each person named below has been engaged in his present occupation for more than five years unless otherwise noted.

                                     AGE AS OF      OFFICER OR DIRECTOR
 NAME AND PRINCIPAL OCCUPATION   DECEMBER 31, 1995     OF BANK SINCE

James P. Beall                   55                 December 1972
   Attorney

Glen Boeckman                    58                 May 1980
   Vice President
   Boeckman Ford, Inc.

Tom L. Feagins                   63                 January 1976
   Insurance Agent
   Solomon Insurance Agency

John L. Gilmour                  56                 January 1985
   Contractor
   Gilmour Construction Co.

Waynard Hasenfratz               60                 July 1965
   President of Company

Brent Henderson                  38                 April 1986
   President of Bank

Carroll E. Holsted               57                 January 1973
   Physician

Loren E. Pollard                 65                 January 1979
   Farmer

Charles D. Smith                 67                 August 1989
   Farmer

Executive Officers
------------------

       The name, age, position and year in which they first became an executive officer of the Bank, except Mr. Hasenfratz and Mr. Henderson, who as directors are described above, are as follows:


                          AGE AS OF      EXECUTIVE OFFICER
        NAME          DECEMBER 31, 1995    OF BANK SINCE       POSITION

George Brownlee              65            March 1965       Vice President

Linda Dich Randall           49            January 1982     Vice President

Dennis Themer                33            January 1986     Vice President

Marvin L. Wilcox             49            January 1984     Vice President

Craig Blair                  33            September 1993   Vice President

Sheryl Eberhardt             34            January 1995     Vice President


       Each of the executive officers have been employed by the Bank for more than five years except for Mr. Blair who joined the Bank in August 1993. Prior to joining the Bank, Mr. Blair was with Alva State Bank and Trust Co., Chisholm Branch located in Enid, Oklahoma.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

Compensation of the Company's Directors
---------------------------------------

       For serving as directors of the Company and its subsidiaries, each director receives a fee of $650 per month. No fees are paid with respect to committee memberships or attendance at committee meetings.

Deferred Directors' Compensation
--------------------------------

       The Company and Bank have unfunded deferred compensation arrangements which were created in 1994 for the benefit of the Company's and Bank's directors. Under the provisions of these arrangements, directors are provided deferred compensation equal to one-half of the current year's retainer times the director's number of years of service, not to exceed ten years. The amount charged to general and administrative expense in 1995 was $48,075. Six of the nine directors have served on the board ten or more years and their deferred compensation arrangements have been credited with the maximum amount to be paid at the current retainer. The remaining three directors will reach the maximum ten years of credit with an additional two, three and six years of service, respectively. At the current retainer level, a maximum of $33,000 remains to be accrued under these arrangements.

Compensation of the Bank's Management
-------------------------------------

       The following table shows the compensation paid by the Bank for services rendered in all capacities during the fiscal years ended December 31, 1995, 1994 and 1993 to the chief executive officer and the four other highest paid officers of the Company or the Bank. No executive officer's total compensation exceeded $100,000.

                           Summary Compensation Table
                           --------------------------

                                                     ANNUAL COMPENSATION
                                          ------------------------------------------
                                          YEAR   SALARY    BONUS   OTHER   TOTAL (2)

Waynard Hasenfratz,                       1995   $20,268   $1,038           $21,306
  President and Chief Executive Officer   1994    20,268    1,038            21,306
  of Company                              1993    85,025    5,089     (1)    90,114

Brent Henderson,                          1995    74,577    4,500     (1)    79,077
  President and Chief Executive Officer   1994    72,078    4,327     (1)    76,405
  of Bank                                 1993    55,104    3,323     (1)    58,427

Dennis Themer                             1995    49,809    2,825            52,634
  Vice President of Bank                  1994    46,770    2,769            49,539
                                          1993    42,000    2,423            44,423

Craig Blair                               1995    46,425    2,683            49,108
  Vice President of Bank                  1994    45,074    2,631            47,705
                                          1993    15,346      909            16,255

George Brownlee,                          1995    44,139    2,579            46,718
  Vice President of Bank                  1994    43,314    2,527            45,841
                                          1993    42,600    2,458            45,058


(1) The only other annual compensation is a Bank-furnished automobile, the use of which is partially nonbusiness related. The determination of the value of the nonbusiness use cannot be precisely determined; however, in management's judgment, the amount is less than $5,000.

(2) The Company does not provide any long-term or other compensation to its executive officers.

Profit Sharing Plan
-------------------

       The Company has a Profit Sharing Plan covering substantially all employees who have completed one year of service and have attained the age of
25. Contributions to the Plan are determined under the following schedule: 3% of profits in excess of $300,000 but not in excess of $500,000; 3.5% of profits in excess of $500,000 but not in excess of $700,000; 4% of profits in excess of $700,000 but not in excess of $900,000; 6% of profits in excess of $900,000 but not in excess of $1,500,000 and 7% of profits in excess of $1,500,000 but not in excess of $2,500,000. Any contribution with respect to any profits which the Bank might have in excess of $2,500,000 is subject to the determination of the Board of Directors at that time. During 1995 the Bank contributed $34,270 to the Plan. Contributions under the Plan are allocated based upon each participant's compensation during the year for which the contribution is made. The Bank acts as trustee of the profit sharing trust created pursuant to the Plan.

       Each participant's contribution account will become nonforfeitable and fully vested upon the occurrence of the earlier of (i) normal retirement age,
(ii) death, (iii) total and permanent disability of the participant or (iv) the completion of ten years service. Upon a participant's termination of service for any other reason, a percentage of his contribution account becomes vested and nonforfeitable and may be distributed to or for his benefit.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

Principal Stockholders
----------------------

       The following table sets forth as of December 31, 1995, the number of shares of Common Stock of Kingfisher Bancorp, Inc. held by each person or entity known by Company management to beneficially own more than 5% of the outstanding shares of Common Stock.


      NAME AND ADDRESS
      (CITY AND STATE)         BENEFICIAL OWNERSHIP OF BANK STOCK
                               -----------------------------------
     OF BENEFICIAL OWNER       NUMBER OF SHARES  PERCENT OF CLASS

      Charles D. Smith               5,140            7.94%
      Kingfisher, OK

      Waynard L. Hasenfratz          4,153            6.42
      Kingfisher, OK

      Loren E. Pollard               3,680            5.69
      Dover, OK

      Glen Boeckman                  3,524            5.45
      Kingfisher, OK


Stock Owned by Directors
------------------------

       The number of shares and percentage of Common Stock of the Company each director owned beneficially as of December 31, 1995, are listed below. Also set forth below is the number of shares and percentage of Common Stock owned by all the executive officers and directors of the Company as a group as of December 31, 1995.

                                           SHARES OF BANK
                                            STOCK OWNED     PERCENT OF
            NAME                          BENEFICIALLY (1)    CLASS

      James P. Beall                           526 (2)         0.8

      Glen Boeckman                          3,524 (3)         5.4

      Tom L. Feagins                         1,060 (4)         1.6

      John L. Gilmour                        1,980 (5)         3.1

      Waynard Hasenfratz                     4,153 (6)         6.4

      Brent Henderson                             100          0.2

      Carroll E. Holsted                          504          0.8

      Loren E. Pollard                          3,680          5.7

      Charles D. Smith                       5,140 (7)         7.9

      All directors and executive
      officers as a group (11 persons)         20,922         32.3


(1) All shares are owned of record and beneficially with sole voting and investment power unless otherwise noted.

(2) Includes 426 shares owned by Mr. Beall's wife as to which he is deemed to share voting and investment power. Mr. Beall disclaims beneficial ownership of these shares.

(3) Includes 1,712 shares owned by Mr. Boeckman's trust and 1,712 owned by Mr. Boeckman's wife's trust as to which he is deemed to share voting and investment power. Mr. Boeckman disclaims beneficial ownership of these shares.

(4) Includes 50 shares owned by Mr. Feagins' wife as to which he is deemed to share voting and investment power. Mr. Feagins disclaims beneficial ownership of these shares.

(5) Includes 986 shares owned by Mr. Gilmour's wife as to which he is deemed to share voting and investment power. Mr. Gilmour disclaims beneficial ownership of these shares.

(6) Includes 120 shares owned by Mr. Hasenfratz's wife as to which he is deemed to share voting and investment power. Mr. Hasenfratz disclaims beneficial ownership of these shares.

(7) Includes 100 shares owned by Mr. Smith's wife as to which he is deemed to share voting and investment power. Mr. Smith disclaims beneficial ownership of these shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

       The Bank has made loans and extended credit from time to time in the ordinary course of business to officers and directors of the Bank and their associates and expects to make loans and advances in the future to directors, officers, principal stockholders and their associates. Such loans and extensions of credit have been and will be made in the ordinary course of business, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and will not involve more than the normal risk of collectibility or present other unfavorable features. See Note 4 of "Notes to Consolidated Financial Statements" in the Company's 1995 consolidated financial statements included in
Item 8.

       James P. Beall is owner of Beall Law Office, Inc. which serves as legal counsel to the Bank.

       All directors of the Company also serve as directors of the Bank. The Bank leases its main banking facility and drive-in from the Company under a lease agreement which expires in 2000 and provided for monthly rent in the amount of $9,500. The Bank paid total rent to the Company of $114,000 for 1995, 1994, 1993, 1992 and 1991.

                                    PART IV
                                    -------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

    A) Certain Documents Filed as Part of Form 10-K

    Financial statements and financial statement schedules required to be filed by Item 8 of this Form 10-K are listed as follows:

                                                                Page Number

        Independent Auditors' Report                               28

        Financial Statements:
          Consolidated Balance Sheets - December 31, 1995
            and 1994                                               29

          Consolidated Statements of Income -
            Years ended December 31, 1995, 1994 and 1993           30

          Consolidated Statements of Stockholders' Equity -
            Years ended December 31, 1995, 1994 and 1993           32

          Consolidated Statements of Cash Flows -
            Years ended December 31, 1995, 1994 and 1993           33

          Notes to Consolidated Financial Statements               35

    All schedules have been omitted since the required information is either not applicable, not in amounts sufficient to be deemed material, or is shown in the respective consolidated financial statements or in the notes thereto.

    B) Reports on Form 8-K

                                 Item Reported
                                 -------------

    None filed.


    C) Exhibits Required by Item 601 of Regulation S-K


                                              PAGE NUMBER OR
            EXHIBIT                          INCORPORATION BY
             NUMBER          EXHIBIT           REFERENCE TO

              3(a)      Articles of
                        Incorporation of   Exhibit 3(a) to Registration
                        Registrant         Statement on Form S-14

              3(b)      Bylaws of          Exhibit 3(b) to Registration
                        Registrant         Statement on Form S-14


              4         Stock Certificate  Exhibit 4 to Registration
                                           Statement on Form S-14

             22         Subsidiaries of
                        the Registrant               56

             27         Financial Data
                        Schedule                     57


SIGNATURES
----------

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March, 1996.

                                    KINGFISHER BANCORP, INC.


                                    /s/ Waynard L. Hasenfratz
                                    -------------------------
                                    By:  Waynard L. Hasenfratz
                                    (President, Principal Executive and
                                    Financial Officer and Chairman
                                    of the Board)


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of March, 1996.


/s/ Waynard L. Hasenfratz    /s/ J. Brent Henderson       /s/ Charles D. Smith
--------------------------   -------------------------    ----------------------
Waynard L. Hasenfratz        J. Brent Henderson           Charles D. Smith
(President, Principal        President and Chief          (Director)
Executive Officer and        Financial Officer of
Chairman of the Board)       Bank and Director)


/s/ Tom L. Feagins           /s/ Dr. Carroll E. Holsted   /s/ Glen Boeckman
--------------------------   --------------------------   ----------------------
Tom L. Feagins               Dr. Carroll E. Holsted       Glen Boeckman
(Director)                   (Director)                   (Director)


/s/ James P. Beall           /s/ John L. Gilmour          /s/ Loren E. Pollard
--------------------------   --------------------------   ----------------------
James P. Beall               John L. Gilmour              Loren Pollard
(Attorney and Director)      (Director)                   (Director)