Form 10-Q
period 1996-03-31
KINGFISHER BANCORP INC
filed 1996-05-06
CIK 771859

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1996              Commission File Number 2-98651
                  --------------                                     -------

                           Kingfisher Bancorp, Inc.
             ----------------------------------------------------
            (Exact name of registrant as specified in its Charter)

               OKLAHOMA                                      73-1247579
- ----------------------------------------                 -------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

          P.O. Box 419
          124 South Main Street
          Kingfisher, Oklahoma                                  73750
- ----------------------------------------                 -------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code         (405) 375-3121
                                                         -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes      X           No
                          -----------         -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                 Outstanding at March 31, 1996

 Common Stock, $1 par value                               49,172
- -----------------------------                  -----------------------------

                    KINGFISHER BANCORP, INC. AND SUBSIDIARY

                                     INDEX

                                                              Page No.
                                                              --------
Part I.   FINANCIAL INFORMATION:

  Item 1.  Financial Statements

           Consolidated Balance Sheets - March 31, 1996
           and December 31, 1995                                   3

           Consolidated Statements of Income -
           Three Months Ended March 31, 1996 and 1995              4

           Consolidated Statements of Changes in
           Stockholders' Equity - Three Months Ended
           March 31, 1996 and 1995                                 5

           Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 1996 and 1995              6

           Notes to Consolidated Financial Statements              8

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    10

Part II.  OTHER INFORMATION:

  Signatures                                                      13

                    KINGFISHER BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                             March 31, 1996   December 31, 1995
                                             ---------------  ------------------
ASSETS:
  Cash and due from banks                       $ 2,308,366         $ 2,410,772
  Federal funds sold                              4,350,000           4,750,000
  Investment securities:
    U.S. government securities and
      government agencies                        24,234,241          23,919,564
    States and political subdivisions             2,972,741           3,013,960
                                                -----------         -----------
        Total investment securities              27,206,982          26,933,524

  Loans, net of unearned income                  51,911,301          53,116,218
  Less allowance for possible loan loss          (1,163,000)         (1,163,000)
                                                -----------         -----------
        Net loans                                50,748,301          51,953,218

  Owned real estate                                  67,509              13,100
  Bank premises and equipment, net                  227,930             251,357
  Deferred income taxes                             393,954             382,879
  Accrued interest and other assets               1,731,844           1,505,444
                                                -----------         -----------

TOTAL                                           $87,034,886         $88,200,294
                                                ===========         ===========

LIABILITIES AND EQUITY:
  Deposits:
    Demand                                      $ 6,009,813         $ 6,291,322
    NOW accounts                                  8,757,922           8,218,752
    Savings and time deposits                    61,539,518          62,425,980
                                                -----------         -----------
                                                 76,307,253          76,936,054

  Other short-term borrowings                       216,933             151,111
  Long-term debt                                  2,158,108              39,280
  Dividends payable                                  49,172
  Accrued interest and other liabilities            699,132             722,662
                                                -----------         -----------
        Total liabilities                        79,430,598          77,849,107

  Stockholders' Equity:
    Common stock, par value $1 per share,
      240,000 shares authorized;
      120,000 shares issued                         120,000             120,000
    Additional paid-in capital                    2,360,000           2,360,000
  Retained earnings                              11,706,502          11,598,039
  Unrealized (loss) gain on securities
    available for sale                               (9,512)             31,170
                                                -----------         -----------
                                                 14,176,990          14,109,209
  Less treasury shares(70,828 and 55,282)        (6,572,702)         (3,758,022)
                                                -----------         -----------

        Total stockholders' equity                7,604,288          10,351,187
                                                -----------         -----------

TOTAL                                           $87,034,886         $88,200,294
                                                ===========         ===========

                    KINGFISHER BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                            Three Months Ended
                                                 March 31,
                                            1996          1995
                                         ----------    ----------
INTEREST INCOME:
 Interest and fees on loans              $1,151,144    $1,174,411
 Investment securities:
  United States government                  371,685       413,557
  State and political subdivisions           46,524        58,727
 Federal funds sold                          70,779        10,920
                                         ----------    ----------

   Total interest income                  1,640,132     1,657,615

INTEREST EXPENSE:
 Savings and other time deposits            855,009       788,659
 Other short-term borrowings                  2,052         4,569
 Long-term debt                              29,958           988
                                         ----------    ----------

   Total interest expense                   887,019       794,216
                                         ----------    ----------

NET INTEREST INCOME                         753,113       863,399
PROVISION FOR POSSIBLE LOAN LOSS             60,000        60,000
                                         ----------    ----------
NET INTEREST INCOME, after provision
 for loan loss                              693,113       803,399

OTHER INCOME:
 Service charges on deposit accounts         68,280        72,038
 Other                                       18,710        20,895
                                         ----------    ----------

   Total other income                        86,990        92,933

OTHER EXPENSES:
 Salaries and employee benefits             259,595       255,091
 Occupancy                                   12,909        10,799
 Depreciation and amortization               23,428        27,091
 Other                                      257,638       248,006
                                         ----------    ----------

   Total other expenses                     553,570       540,987
                                         ----------    ----------

INCOME BEFORE INCOME TAXES                  226,533       355,345

INCOME TAX PROVISION                        (68,898)      (77,361)
                                         ----------    ----------

NET INCOME                               $  157,635    $  277,984
                                         ==========    ==========

NET INCOME PER SHARE                          $3.02         $4.12
                                         ==========    ==========

                    KINGFISHER BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                         Three Months Ended
                                                              March 31,
                                                        1996           1995
                                                     -----------    -----------

COMMON STOCK                                         $   120,000    $   120,000

ADDITIONAL PAID-IN CAPITAL                             2,360,000      2,360,000

RETAINED EARNINGS:
  Balance at beginning of year                        11,598,039     11,121,400
  Cash dividends declared                                (49,172)      (271,472)
  Net income                                             157,635        277,984
                                                     -----------    -----------
                                                      11,706,502     11,127,912

UNREALIZED LOSS ON SECURITIES AVAILABLE FOR SALE:
  Balance at beginning of year                            31,170        (98,709)
  Change in loss on securities available for sale        (40,682)        48,431
                                                     -----------    -----------
                                                          (9,512)       (50,278)
TREASURY SHARES:
  Balance, at beginning of year, at
    cost net of sales                                 (3,758,022)    (3,393,372)
  Acquisition of 15,546 and 450 shares                (2,814,680)       (51,750)
                                                     -----------    -----------
                                                      (6,572,702)    (3,445,122)

                                                     $ 7,604,288    $10,112,512
                                                     ===========    ===========

                    KINGFISHER BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         Three Months Ended
                                                              March 31,
                                                        1996           1995
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $   157,635    $   277,984
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Provision for loan losses                                60,000         60,000
 Amortization of investment security premiums              9,497         16,077
 Accretion of investment security discounts              (24,239)       (24,822)
 Depreciation                                             23,428         27,091
 Provision for deferred taxes                             13,860         14,198
 Other transactions, net                                       -           (515)
 Changes in operating assets and liabilities:
  Increase in accrued interest receivable
   and other assets                                     (226,400)       (98,989)
  (Decrease) Increase in accrued interest
   payable and other liabilities                         (23,530)        32,279
                                                     -----------    -----------

   Net cash (used in) provided by
    operating activities                                  (9,749)       303,303

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loans                                  1,144,917      2,265,049
Proceeds from maturities of investment securities      2,224,105        586,763
Purchase of investment securities                     (2,548,439)             -
Purchase of premises and equipment                             -         (5,551)
Sale of owned real estate                                      -         65,393
Purchase of owned real estate                            (54,409)             -
                                                     -----------    -----------

    Net cash provided by investing activities            766,174      2,911,654

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposit and
 NOW accounts                                            257,662        570,974
Net decrease in savings and time deposits               (886,463)      (479,894)
Increase (decrease) in other borrowed funds               65,822       (937,361)
Increase in long-term debt                             2,125,000
Repayment of long-term debt                               (6,172)        (5,604)
Payments to acquire treasury stock                    (2,814,680)       (51,750)
                                                     -----------    -----------

    Net cash provided by financing activities         (1,258,831)      (903,635)
                                                     -----------    -----------

                                  (Continued)

                    KINGFISHER BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Continued)

                                                         Three Months Ended
                                                              March 31,
                                                        1996           1995
                                                     -----------    -----------

(DECREASE) INCREASE CASH AND CASH EQUIVALENTS        $ (502,406)     $2,311,322

CASH AND CASH EQUIVALENTS:
 Beginning of the period                              7,160,772       1,312,256
                                                     ----------      ----------

 End of the period                                   $6,658,366      $3,623,578
                                                     ==========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the period for interest            $  914,675      $  768,287
                                                     ==========      ==========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND
 INVESTING ACTIVITIES:

 Unrealized loss on securities available for sale    $   40,682      $   48,431
                                                     ==========      ==========

                    KINGFISHER BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       THREE MONTHS ENDED MARCH 31, 1996
                       ---------------------------------

1. The consolidated financial statements include the accounts of Kingfisher Bancorp, Inc. (the "Company") and Kingfisher Bank and Trust Co. (the "Bank") after elimination of all material intercompany accounts and transactions.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1995 Annual Report on form 10-K.

3. Net income per share is computed on the basis of weighted average number of common shares outstanding during the periods. Weighted average common shares for the three month period ended March 31, 1996 and March 31, 1995 were 52,247 and 67,513, respectively.

4. The financial statements include all adjustments necessary to fairly present the results of operations for the periods presented. All such adjustments are of a normal recurring nature.

5. As of January 1, 1996 the Company adopted the provisions of Statement of Financial Accounting Standards No. 122 ("SFAS 122") "Accounting for Mortgage Servicing Rights" which amends accounting for the rights to service mortgage loans originated and requires evaluating for impairment amounts capitalized as mortgage servicing rights, and SFAS No. 123 " Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", which establishes a fair value method and disclosure standards for stock-based employee compensation arrangements, such as stock purchase plans and stock options. The Company does not participate in stock-based employee compensation arrangements and does not anticipate participation in such arrangements in the future. These new standards had no material impact on the Company's financial statements at initial adoption nor expected ongoing operations.

6. In general, the Company has defined its population of impaired loans as consisting of all internally classified by management's loan review process. This review process includes consideration of factors such as cash flow, collateral position, past performance and overall financial condition of the borrower.

                                              March 31, 1996   December 31, 1995
                                              --------------   -----------------

    Gross impaired loans which have allowances  $3,403,000        $4,110,000
    Less: Related allowances for loan losses      (579,000)         (733,000)
                                                ----------        ----------
    Net impaired loans with related allowances   2,824,000         3,377,000
    Impaired loans with no related allowances    3,744,000         2,967,000
                                                ----------        ----------

                                                $6,568,000        $6,344,000
                                                ==========        ==========

    The average impaired loans outstanding for the period ended March 31, 1996 was approximately $6,600,000 and interest income recognized on impaired loans the period ended March 31, 1996 was approximately $107,000.

    The average impaired loans outstanding for the period ended March 31, 1995 was approximately $6,000,000 and interest income recognized on impaired loans the period ended March 31, 1996 was approximately $102,000.

                                          Quarter Ended March 31,
                                         --------------------------
                                             1996          1995
                                         ------------  ------------
    Allowance for loan loss activity:

      Beginning of quarter                $1,163,000    $1,182,000
      Provision for losses                    60,000        60,000
      Recoveries                              22,000         1,700
      Realized losses                        (82,000)       (2,700)
                                          ----------    ----------
      End of quarter                      $1,163,000    $1,241,000
                                          ==========    ==========

    Uncollected interest on loans which are more than 90 days past due are currently being charged off. Subsequently, such interest is recognized as income as it is collected.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Net income for the three months ended March 31, 1996 was $157,635 as compared to $277,984 for the same period in 1995. This $120,000 net decrease was the result of a $93,000 increase in interest expense and a $17,000 decrease in interest income.

NET INTEREST INCOME

  Net interest income is affected by the volume of earning assets, the interest rate earned on those assets, the volume of interest bearing liabilities and the rates paid on those liabilities.

  Net interest income decreased 12.77% to $753,113 for the three months ended March 31, 1995, as compared to $863,399 for the same period last year. This $110,000 decrease can be attributed to interest expense rising at a faster rate than interest income and a $30,000 increase in interest expense on long-term debt.

  The net interest spread is the difference between the rate earned on earning assets and the rate paid on interest bearing liabilities. The net interest spread at March 31, 1996 was 3.61% as compared to 3.96% at March 31, 1995.

OTHER EXPENSE

Other expense increased 2.32% to $553,570 for the three months ended March 31, 1996, as compared to $540,987 for the same period last year.

OTHER INCOME

  Other income decreased 6.39% to $86,990 for the three months ended March 31, 1996, as compared to $92,933 for the same period last year.

LOAN QUALITY

  The allowance for possible loan losses as a percent of loans was 2.24% at March 31, 1996, as compared to 2.19% at December 31, 1995. This increase is due to management's continued systematic evaluation of the local economic conditions and a decrease in loans due to seasonal loan demand in the agricultural sector.

  A significant portion of the Bank's loan portfolio is in the agricultural related industry. The Agricultural industry is currently experiencing a downward cyclical trend in the livestock markets and wheat growing conditions have not been ideal. These factors combined could have an adverse effect on the overall agricultural economy. Agriculture loans which are impaired are valued at the current market value of underlying collateral and therefore, subject to changes in market conditions and related values of the underlying collateral.

  While there can be no assurance that the allowance for loan losses will be adequate to cover all losses from all loans, management believes that the allowance for loan losses is adequate.

  Management believes the demand for loans will begin to decrease during the next quarter and into the third quarter of 1996 due to seasonal demand for livestock loans.

BALANCE SHEET COMPOSITION

  The loan to deposit ratio was 68.03% at March 31, 1996 as compared to 69.04% at December 31, 1995.

  The capital to asset ratio at March 31, 1996 was 8.74% as compared to 11.74% at December 31, 1994.

CAPITAL ADEQUACY

  The Federal Reserve Board requires minimum capital for bank holding companies as follows: 8% total risk-based capital to risk-weighted assets; 4% Tier I risk-based capital to risk-weighted assets; and a 3% leverage ratio. At March 31, 1996, the Company's capital exceeds these requirements. The Company's capital ratios at March 31, 1996 are as follows: 15.65% total risk-based capital to net risk-weighted assets; 14.40% Tier I risk-based capital to net risk-weighted assets; and a 8.69% leverage ratio. Similar capital requirements also exist for the Bank.

  Approval of the regulatory authorities is required if the Bank declares dividends in any calendar year which exceed the net profits for that year, as defined, combined with the retained net profits of the two preceding years, less any required transfers to surplus. At March 31, 1996, the Bank had approximately $133,000 available for the payment of dividends without regulatory approval.

LIQUIDITY

  Liquidity can be defined as a financial institutions ability to meet possible deposit withdrawals, provide for the credit needs of its customers and take advantage of investment opportunities as they arise. Management considers the banks liquidity position of 20% adequate to meet these needs.

OTHER MATTERS

  As of January 1, 1996 the Company adopted the provisions of Statement of Financial Accounting Standards No. 122 ("SFAS 122") "Accounting for Mortgage Servicing Rights" which amends accounting for the rights to service mortgage loans originated and requires evaluating for impairment amounts capitalized as mortgage servicing rights, and SFAS No. 123 " Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", which establishes a fair value method and disclosure standards for stock-based employee compensation arrangements, such as stock purchase plans and stock options. The Company does not participate in stock-based employee compensation arrangements and does not anticipate participation in such arrangements in the future. These new standards had no material impact on the Company's financial statements at initial adoption nor expected ongoing operations.

  On January 18, 1996, the Board of Directors of the Company accepted offers to purchase 15,546 shares of common stock from stockholders at a per share amount of $180. This treasury stock transaction resulted in a reduction of total stockholders' equity of approximately $2,800,000. The purchase was partially funded by a third party bank loan funded under a $2,500,000 line of credit with variable interest at lender's prime (currently 8.25%), and secured by Bank stock. Quarterly principal payments of approximately $88,000 commence on

March 31, 1997, until maturity on December 31, 1998 when the unpaid balance shall be due in full.

  As of March 31, 1996, the Company has borrowed $2,125,000 on this line of credit. The Company has currently been paying the interest on this line of credit on a monthly basis. This has increased interest expense by approximately $29,000. Book value of the Company's stock at March 31, 1996 was $154.65 as compared to $159.94 at December 31, 1995. The repurchase of common shares in January of 1996 would result in a proforma book value at year end 1995 of approximately $153.60 per share.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           KINGFISHER BANCORP, INC.



Date:       April 30, 1996                      /s/  Waynard Hasenfratz
     ----------------------------            -----------------------------
                                             President


Date:       April 30, 1996                      /s/  George Brownlee
     ----------------------------            -----------------------------
                                             Secretary