Form 10-Q
period 1996-06-30
KINGFISHER BANCORP INC
filed 1996-08-08
CIK 771859

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1996                 Commission File Number 2-988651
                  -------------                                        --------


                           Kingfisher Bancorp, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its Charter)


            OKLAHOMA                                     73-1247579
 -------------------------------                     -------------------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)


        P.O. Box 419
        124 South Main Street
        Kingfisher, Oklahoma                               73750
- ----------------------------------------             ------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code       (405) 375-3121
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

                         Yes     X         No
                             ---------        ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                    Outstanding at June 30, 1996

    Common Stock, $1 par value                                 49,172
  ------------------------------                   ----------------------------

                    KINGFISHER BANCORP, INC. AND SUBSIDIARY

                                     INDEX

                                                                        Page No.
                                                                        --------
Part I.  FINANCIAL INFORMATION:

 Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets -
           June 30, 1996 and December 31, 1995                                3

           Condensed Consolidated Statements of Income -  Three Months
           Months and Six Months Ended June 30, 1996 and 1995                 4

           Condensed Consolidated Statements of Changes in Stockholders'
           Equity - Six Months Ended June 30, 1996 and 1995                   5

           Condensed Consolidated Statements of Cash Flows - Three
           Months and Six Months Ended June 30, 1996 and 1995                 6

           Notes to Condensed Consolidated Financial Statements               8

 Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               10

Part II.  OTHER INFORMATION:                                                 13

SIGNATURES                                                                   14

                    KINGFISHER BANCORP, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                                June 30, 1996  December 31, 1995
                                                -------------  -----------------
ASSETS:

 Cash and due from banks                         $ 2,753,039      $ 2,410,772
 Federal funds sold                                3,250,000        4,750,000
 Investment securities:
  United States government                        24,101,981       23,919,564
  States and political subdivisions                3,026,872        3,013,960
                                                 -----------      -----------
    Total investment securities                   27,128,853       26,933,524

 Loans, net of unearned income                    51,540,231       53,116,218
 Less allowance for possible loan loss            (1,199,000)      (1,163,000)
                                                 -----------      -----------
    Net loans                                     50,341,231       51,953,218

 Owned real estate                                    99,479           13,100
 Bank premises and equipment, net                    243,422          251,357
 Deferred income taxes                               405,958          382,879
 Accrued interest and other assets                 1,614,266        1,505,444
                                                 -----------      -----------

TOTAL                                            $85,836,248      $88,200,294
                                                 ===========      ===========

LIABILITIES AND EQUITY:

Deposits:
  Demand                                         $ 6,545,091      $ 6,291,322
  NOW accounts                                     7,898,559        8,218,752
  Savings and time deposits                       60,502,194       62,425,980
                                                 -----------      -----------
                                                  74,945,844       76,936,054

 Other short-term borrowings                         246,248          151,111
 Notes payable                                     2,201,821           39,280
 Accrued interest and other liabilities              687,148          722,662
                                                 -----------      -----------
   Total liabilities                              78,081,061       77,849,107

 Stockholders equity:
  Common stock, par value $1 per share,
   240,000 shares authorized;
   120,000 shares issued                             120,000          120,000
  Additional paid-in capital                       2,360,000        2,360,000
  Retained earnings                               11,899,602       11,598,039
  Unrealized gain (loss) on securities available
   for sale, net of deferred income taxes            (51,713)          31,170
  Less treasury shares (70,828 and 55,282)        (6,572,702)      (3,758,022)
                                                 -----------      -----------
    Total stockholders' equity                     7,755,187       10,351,187
                                                 -----------      -----------

TOTAL                                            $85,836,248      $88,200,294
                                                 ===========      ===========

See notes to unaudited condensed consolidated financial statements.

                    KINGFISHER BANCORP, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                                   Three Months Ended            Six Months Ended
                                                        June 30,                     June 30,
                                                -------------------------    -----------------------
                                                   1996           1995          1996         1995
                                                ----------     ----------    ----------   ----------

INTEREST INCOME:
 Interest and fees on loans                     $1,068,129     $1,099,696    $2,219,273   $2,274,107
 Investment securities:
   United States government                        374,482        415,419       746,167      828,976
   State and political subdivisions                 45,053         56,424        91,577      115,151
 Federal funds sold                                 52,041         33,491       122,820       44,411
                                                ----------     ----------    ----------   ----------

      Total interest income                      1,539,705      1,605,030     3,179,837    3,262,645

INTEREST EXPENSE:
 Savings and other time deposits                   824,196        837,652     1,679,205    1,626,311
 Other short-term borrowings                           776          1,591         2,828        6,161
 Notes payable                                      46,001            916        75,959        1,903
                                                ----------     ----------    ----------   ----------

      Total interest expense                       870,973        840,159     1,757,992    1,634,375
                                                ----------     ----------    ----------   ----------

NET INTEREST INCOME                                668,732        764,871     1,421,845    1,628,270
PROVISION FOR POSSIBLE LOAN LOSSES                  60,000         60,000       120,000      120,000
                                                ----------     ----------    ----------   ----------
NET INTEREST INCOME, after provision
 for possible loan losses                          608,732        704,871     1,301,845    1,508,270
                                                ----------     ----------    ----------   ----------

OTHER INCOME:
 Service charges on deposit accounts                80,669         79,589       148,949      151,627
 Other                                              14,215         12,256        32,925       33,151
                                                ----------     ----------    ----------   ----------

      Total other income                            94,884         91,845       181,874      184,778

OTHER EXPENSES:
 Salaries and employee benefits                    263,064        262,711       522,659      517,802
 Occupancy                                           9,485         11,086        22,394       21,885
 Depreciation and amortization                      23,592         25,392        47,020       52,483
 Other                                             133,061        193,020       390,699      441,026
                                                ----------     ----------    ----------   ----------

      Total other expenses                         429,202        492,209       982,772    1,033,196
                                                ----------     ----------    ----------   ----------

INCOME BEFORE INCOME TAXES                         274,414        304,507       500,947      659,852

INCOME TAX PROVISION                                81,314         81,114       150,212      158,475
                                                ----------     ----------    ----------   ----------

NET INCOME                                      $  193,100     $  223,393    $  350,735   $  501,377
                                                ==========     ==========    ==========   ==========

NET INCOME PER SHARE:                             $ 3.90         $ 3.31        $ 6.92       $ 7.43
                                                  ======         ======        ======       ======

See notes to unaudited condensed consolidated financial statements.

                    KINGFISHER BANCORP, INC. AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (Unaudited)

                                                               Six Months Ended
                                                                   June 30,
                                                          --------------------------
                                                              1996           1995
                                                          -----------    -----------

COMMON STOCK                                              $   120,000    $   120,000

ADDITIONAL PAID-IN CAPITAL                                  2,360,000      2,360,000

RETAINED EARNINGS:
 Balance at beginning of year                              11,598,039     11,121,400
 Cash dividends declared                                      (49,172)      (271,471)
 Net income                                                   350,735        501,377
                                                          -----------    -----------
                                                           11,899,602     11,351,306

UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE FOR SALE:
 Balance at beginning of year                                  31,170        (98,709)
 Unrealized gain (loss) on securities
  available for sale                                          (82,883)       112,662
                                                          -----------    -----------
                                                              (51,713)        13,953

TREASURY SHARES:
 Balance, at beginning of year, at
  cost net of sales                                        (3,758,022)    (3,393,372)
 Acquisition of 15,546 and 1,560 shares                    (2,814,680)      (179,400)
                                                          -----------    -----------
                                                           (6,572,702)    (3,572,772)
                                                          -----------    -----------

                                                          $ 7,755,187    $10,272,487
                                                          ===========    ===========


See notes to unaudited condensed consolidated financial statements.

                    KINGFISHER BANCORP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Unaudited)

                                                            Three Months Ended           Six Months Ended
                                                                  June 30,                   June 30,
                                                        --------------------------   ------------------------
                                                            1996           1995          1996         1995
                                                        -----------     ----------   -----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $   193,100     $  223,393   $   350,735   $  501,377
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Provision for loan losses                                   60,000         60,000       120,000      120,000
 Amortization of investment security
   premiums                                                   9,082         16,221        18,579       32,298
 Accretion of investment security premiums                  (25,489)       (25,021)      (49,728)     (49,843)
 Depreciation and amortization                               23,592         25,392        47,020       52,483
 Provision for deferred taxes                                13,860        (30,854)       27,720      (16,656)
 Other transactions, net                                          4            516             4            1
 Changes in operating assets and liabilities:
   Decrease (increase) in accrued interest
    receivable and other assets                             117,578         79,833      (108,822)     (19,156)
   (Decrease) increase in accrued interest
    payable and other liabilities                           (11,984)        87,675       (35,514)     119,954
                                                        -----------     ----------   -----------   ----------

      Net cash provided by
        operating activities                                379,743        437,155       369,994      740,458

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loans                                       347,070      2,900,328     1,491,987    5,165,377
Proceeds from maturities of investment
 securities                                               1,171,819      1,164,878     3,395,924    1,751,641
Purchase of investment securities                        (1,145,351)             -    (3,693,790)           -
Purchase of premises and equipment                          (39,085)        (4,813)      (39,085)     (10,364)
Purchase of owned real estate                               (86,379)             -       (86,379)           -
Sale of owned real estate                                    54,409        164,120             -      229,513
                                                        -----------     ----------   -----------   ----------

      Net cash provided by
        investing activities                                302,483      4,224,513     1,068,657    7,136,167

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposit and
 savings accounts                                          (324,085)      (650,581)      (66,423)     (79,607)
Net (decrease) increase in time deposits                 (1,037,324)     1,077,686    (1,923,787)     597,792
Increase (Decrease) in other
 borrowed funds                                              29,315        148,354        95,137     (789,007)
Increase of notes payable                                    50,000              -     2,175,000            -
Repayment of notes payable                                   (6,287)        (5,676)      (12,459)     (11,280)

                                  (Continued)

                    KINGFISHER BANCORP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Unaudited)

                                  (Continued)

                                                            Three Months Ended           Six Months Ended
                                                                 June 30,                    June 30,
                                                        --------------------------   ------------------------
                                                            1996           1995          1996         1995
                                                        -----------    -----------   -----------   ----------

Payments to acquire treasury stock                              -         (127,650)   (2,814,680)    (179,400)
Dividends paid                                              (49,172)      (271,472)      (49,172)    (271,472)
                                                        -----------     ----------   -----------   ----------

      Net cash (used in) provided
      by financing activities                            (1,337,553)       170,661    (2,596,384)    (732,974)
                                                        -----------     ----------   -----------   ----------

(DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                          (655,327)     4,832,329    (1,157,733)   7,143,651

CASH AND CASH EQUIVALENTS:
Beginning of the period                                   6,658,366      3,623,578     7,160,772    1,312,256
                                                        -----------     ----------   -----------   ----------

End of the period                                       $ 6,003,039     $8,455,907   $ 6,003,039   $8,455,907
                                                        ===========     ==========   ===========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period
 for interest                                           $   889,979     $  824,693   $ 1,804,654   $1,592,980
                                                        ===========     ==========   ===========   ==========

Cash paid during the period for
 income taxes                                           $    34,001     $      -     $    34,001   $     -
                                                        ===========     ==========   ===========   ==========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

Loans transferred from owned
 real estate                                            $      -        $     -      $     -       $  228,263
                                                        ===========     ==========   ===========   ==========

In-substance foreclosure owned real
 estate transferred to loans                            $      -        $  163,620   $      -      $     -
                                                        ===========     ==========   ===========   ==========

Unrealized gain (loss) on securities
 available for sale                                     $  (123,565)    $   64,231   $   (82,883)  $  112,662
                                                        ===========     ==========   ===========   ==========




See notes to unaudited condensed consolidated financial statements.

                    KINGFISHER BANCORP, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 1996
                         ------------------------------

1. The consolidated financial statements include the accounts of Kingfisher Bancorp, Inc. (the Company) and Kingfisher Bank and Trust Co. (the Bank) after elimination of all material intercompany accounts and transactions.

2. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1995 Annual Report on Form 10-K.

3. Net income per share is computed on the basis of weighted average number of common shares outstanding during the periods. Weighted average common shares for the six month period ended June 30, 1996 and June 30, 1995 were 50,710 and 67,513, respectively.

4. The financial statements include all adjustments necessary to fairly present the results of operations for the periods presented. All such adjustments are of a normal recurring nature.

5. As of January 1, 1996 the Company adopted the provisions of Statement of Financial Accounting Standards No. 122 ("SFAS 122") "Accounting for Mortgage Servicing Rights" which amends accounting for the rights to service mortgage loans originated adn required evaluating for impairment amounts capitalized as mortgage servicing rights, ans SFAS No. 123 " Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", which establishes a fair value method and disclosure standards for stock-based employee compensation arrangements, such as stock purchase plans and stock options. The Company does not participate in stock-based employee compensation arrangements and does not anticipate participation in such arrangements in the future. These new standards had no material impact on the Company's financial statements at initial adoption nor expected ongoing operations.

6. In general, the Company has defined its population of impaired loans as consisting of all internally classified by management's loan review process. This review process includes consideration of factors such as cash flow, collateral position, past performance and overall financial condition of the borrower.

                                              June 30, 1996   December 31, 1995
                                              --------------  ------------------

Gross impaired loans which have allowances      $ 4,022,000       $4,110,000
Less: Related allowances for loan losses         (1,010,000)        (733,000)
                                                -----------       ----------
Net impaired loans with related allowances        3,012,000        3,377,000
Impaired loans with no related allowances         3,219,000        2,967,000
                                                -----------       ----------

                                                $ 6,231,000       $6,344,000
                                                ===========       ==========

   The average impaired loans outstanding for the period ended June 30, 1996 was approximately $6,840,000 and interest income recognized on impaired loans the period ended

June 30, 1996 was approximately $200,000.

   The average impaired loans outstanding for the period ended June 30, 1995 was approximately $6,081,000 and interest income recognized on impaired loans the period ended June 30, 1995 was approximately $209,000.

                                          Period Ended June 30,
                                        --------------------------
                                            1996          1995
                                        ------------  ------------
   Allowance for loan loss activity:

    Beginning of quarter                 $1,163,000    $1,182,000
    Provision for losses                    120,000       120,000
    Recoveries                               25,000        13,664
    Realized losses                        (109,000)      (20,664)
                                         ----------    ----------
    End of quarter                       $1,199,000    $1,295,000
                                         ==========    ==========

Uncollected interest on loans which are more than 90 days past due are currently being charged off. Subsequently, such interest is recognized as income as it is collected.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Net income for the three months ended June 30, 1996 was $193,100 as compared to $223,393 for the same period in 1995. This 13.56% decrease was primarily due to a decrease in net interest income.

  Net income for the six months ended June 30, 1996 was $350,735, a 30.05% decrease from the $501,377 recorded for the six months ended June 30, 1995. This decrease was the result of a decrease in net interest income due to a drop in loan demand and an increase in interest expense.

NET INTEREST INCOME

  Net interest income is affected by the volume of earning assets, the interest rate earned on those assets, the volume of interest bearing liabilities and the rates paid on those liabilities.

  Net interest income for the three months ended June 30, 1996, was $608,732 as compared to $704,871 for the same period last year. This 13.64% decrease was the result of a drop in interest income due to reduced loan demand and an increase in interest expense on notes payable.

  Net interest income for the six month period ending June 30, 1996 and June 30, 1995 was $1,301,845 and $1,508,270, respectively. This 13.69% decrease can be attributed to a drop in interest income due to reduced loan demand and an increase in interest expense on notes payable.

  The net interest spread is the difference between the rate earned on earning assets and the rate paid on interest bearing liabilities. The net interest spread at June 30, 1996, was 3.44% as compared to 3.74% at June 30, 1995.

OTHER INCOME

  Other income increased 3.31% to $94,884 for the three months ended June 30, 1996, as compared to $91,845 for the same period last year.

  Other income increased 1.57% to $181,874 for the six months ended June 30, 1996 as compared to $184,778 for the same period last year.

OTHER EXPENSES

  Other expenses decreased 12.80% to $429,202 for the three months ended June 30, 1996, as compared to $492,209 for the same period last year.

  Other expenses decreased 4.88% to $982,772 for the six months ended June 30, 1996, as compared to $1,033,196 for the same period last year.

LOAN QUALITY

  The allowance for possible loan losses as a percent of loans was 2.33% at June 30, 1996, as compared to 2.19% at December 31, 1995. This increase is due to management's continued systematic evaluation of the local economic conditions and a decrease in loans due to seasonal loan demand in the agricultural sector.

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

  Management believes the demand for loans will begin increasing during the latter part of next quarter and on in to the last quarter of 1996 due to seasonal demand for livestock loans.

BALANCE SHEET COMPOSITION

  The loan to deposit ratio was 68.77% at June 30, 1996 as compared to 69.04% at December 31, 1995. Seasonal lending for stocker loans is the primary reason for this decline.

  The capital to asset ratio at June 30, 1996 was 9.03% as compared to 11.74% at December 31, 1995.

CAPITAL ADEQUACY

  The Federal Deposit Insurance Corporation requires minimum capital for a "well capitalized" institution as follows: 10% total risk-based capital to net risk-weighted assets; 6% Tier I risk-based capital to net risk-weighted assets; and a 5% leverage ratio. The company's capital ratios as of June 30, 1996 are as follows: 16.18% total risk-based capital to net risk-weighted assets; 14.93% Tier I risk-based capital to net risk-weighted assets; and a 8.95% leverage ratio.

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

  As of June 30, 1996, the Company has borrowed $2,175,000 on this line of credit. The Company has currently been paying the interest on this line of credit on a monthly basis. This has increased interest expense by approximately $74,500. Book value of the Company's stock at June 30, 1996 was $157.72 as compared to $159.94 at December 31, 1995. The repurchase of common shares in January of 1996 would result in a proforma book value at year end 1995 of approximately $153.60 per share.

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  None

ITEM 2.  CHANGES IN SECURITIES

  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The 1996 Annual Meeting of shareholders of the Company was held on April 29, 1996. At the Annual Meeting shareholders elected the current nine directors for an additional one year term.

ITEM 5.  OTHER INFORMATION

  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                  KINGFISHER BANCORP, INC.


Date:  August 3, 1996                              /s/  Waynard Hasenfratz
     ------------------------                        --------------------------
                                                     President


Date:  August 3, 1996                              /s/  George Brownlee
     ------------------------                        --------------------------
                                                     Secretary